Form 10QSB
period 2000-03-31
HOUSEHOLD DIRECT COM INC
filed 2000-07-25
CIK 1043884

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                       COMMISSION FILE NUMBER: 000-28667

                           HOUSEHOLD DIRECT.com, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                    51-0388634
             (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

              900 MAIN STREET SOUTH, SOUTHBURY, CONNECTICUT 06488
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (203) 267-1400
                           (ISSUER'S TELEPHONE NUMBER)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



                Class                             Outstanding at March 31, 2000
--------------------------------------            ------------------------------
Common Stock, Par value $.001 per share                     23,037,782

Transitional Small Business Disclosure Format Yes [ ] No [X]

                           HOUSEHOLD DIRECT.COM, INC.
                                   FORM 10-QSB
                     QUARTERLY PERIOD ENDED MARCH 31, 2000



                          PART I. FINANCIAL INFORMATION


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Household Direct.com, Inc. (the "Company") has previously filed its quarterly report for the period ended March 31, 2000 in a Form 8K/A filed with the Securities and Exchange Commission on June 28, 2000 and said filing is incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has been a development stage company until its transition to an operating company during the first quarter of 2000. Consequently as the Company has no prior period operating results to compare, the Company believes that a discussion of its results of operations is not material. As part of its initial audit the company's continued losses and financial condition has caused the Company's auditing accountant's to issue a "going concern" opinion. The Company incorporates by reference its Form 8K filing dated March 22, 2000 and its Form 8K/A dated June 28, 2000.

                          PART II.  OTHER INFORMATION


PART II - OTHER INFORMATION

     Except as listed below, all information required by Part II is omitted because the items are inapplicable or the answer is negative.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER

During the quarter ended March 31, 2000, the Company issued certain shares to parties for cash consideration and for services rendered to the Company. The Company hereby incorporates its Form 8K and Form 8K/A previously filed with the Securities and Exchange Commission on March 22, 2000, June 28, 2000 respectively.

ITEM 5. OTHER INFORMATION

On March 20, 2000, the Company acquired Cross Check Corp., a Colorado corporation. The Company hereby incorporates its prior 8K and 8K/A filings made on March 22,2000 and June 28, 2000 respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     N/A

(b)  REPORTS ON FORM 8-K.

The Company filed on Current Report on Form 8-K during the quarter ended March 31, 2000 related to its acquisition of Cross Check Corp., a Colorado corporation. Subsequent to the end of the quarter, on June 28, 2000, the Company filed an amended Current Report on Form 8-K containing its audited financial statements for the prior two fiscal years ended December 31, 1998 and 1999 as well as its unaudited financial statements for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        HOUSEHOLD DIRECT.COM, INC.
                        (REGISTRANT)


Date: July 25, 2000     By: /s/ JOHN D. FOLGER
                        John D. Folger, President and Chief Executive Officer
                        (Duly Authorized Signatory and Principal Executive
                        and Financial Officer)