Form 10QSB
period 2000-06-30
HOUSEHOLD DIRECT COM INC
filed 2000-09-28
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from     to

                                   ----------
                         Commission file number 00-28667

                           HOUSEHOLD DIRECT.com, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

DELAWARE                                                         51-0388634
(State or other                                               (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation


                           HOUSEHOLD DIRECT.com, INC.
                              900 MAIN STREET SOUTH
                          SOUTHBURY, CONNECTICUT 06488

               (Address of principal executive offices) (Zip Code)

                                   ----------

                                 (203) 267-1400
              (Registrant's telephone number, including area code)

                                   ----------
                                      None
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each the issuer's class of common stock

             CLASS                          OUTSTANDING ON JUNE 30, 2000
           --------                         ----------------------------
         Common stock                                24,152,109

                              HOUSEHOLD DIRECT.COM, INC.
                               Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheets at
 June 30, 2000

Consolidated Statements of Operations for the three Months Ended June 30, 2000 and 1999, six Months Ended June 30, 2000 and 1999, and from inception on May 18, 1998 to June 30, 2000

Consolidated Statements of Cash Flows for the six Months Ended June 30, 2000 and 1999, and from inception on May 18, 1998 to June 30, 2000

Notes to Consolidated Financial Statements


Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 JUNE 30, 2000


                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                              $      25,973
     Service fee receivable                                        80,000
     Prepaid expenses and other current assets                     62,163
     Inventory                                                    101,303
                                                              -----------
         Total current assets                                     269,439

PROPERTY AND EQUIPMENT, net                                       119,204

Intangible assets, net of accumulated amortization
     of $7,014                                                     48,456
Other Assets - Contract receivable                                144,595
                                                              -----------
         TOTAL ASSETS                                        $    581,694
                                                              ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $   935,815
     Accrued salaries                                             433,889
     Current portion of note payable                                2,884
     Amounts payable to related parties                           222,636
                                                              -----------
         Total current liabilities                              1,595,224

NOTE PAYABLE, net of current portion                                2,020
                                                              -----------
         TOTAL LIABILITIES                                      1,597,244
                                                              -----------

DEFERRED REVENUE                                                  212,688

COMMITMENTS AND CONTINGENCIES                                          --
                                                              -----------
                                                                1,809,932
                                                              -----------
SHAREHOLDERS' DEFICIT
     Common stock, 50,000,000 shares of $0.001 par value
         authorized; 24,152,109, Shares issued and
         outstanding at June 30, 2000                              24,152
     Additional paid-in capital                                 2,917,514
     Common stock subscriptions receivable                        (34,355)
     Options outstanding                                          125,131
     Deficit accumulated during the development stage          (4,260,680)
                                                              -----------
         TOTAL SHAREHOLDERS' DEFICIT                           (1,228,238)
                                                              -----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     581,694
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Cumulative
                                                                     During
                                                                   Development
                                                                      Stage
                                                                 May 18, 1998
                                                              to June 30, 2000
                                                               --------------
 REVENUES:
     Consulting services                                      $      156,718
     Service fees                                                     55,593
     Sales                                                            96,360
                                                              --------------
TOTAL REVENUES                                                       308,671
                                                              --------------

OPERATING EXPENSES:
     Cost of Goods Sold                                               87,620
     Salaries and benefits                                           737,308
     Research and development                                        184,383
     Depreciation and amortization                                    52,399
     Consulting fees                                               1,132,500
     General and administrative                                    1,793,109
     Professional Fees                                               261,028
                                                              --------------
     TOTAL OPERATING EXPENSES                                      4,248,347
                                                              --------------
LOSS FROM OPERATIONS                                              (3,939,676)
                                                              --------------

OTHER EXPENSE:
     Interest expense                                                 (1,267)
     Loss from subsidiary - PCNI                                    (319,737)
                                                              --------------
     TOTAL OTHER EXPENSE                                            (321,004)
                                                              --------------

NET LOSS BEFORE INCOME TAX
     PROVISION                                                    (4,260,680)

INCOME TAX PROVISION                                                      --
                                                              --------------

NET LOSS                                                      $   (4,260,680)
                                                              ==============

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                              $        (0.03)
                                                              ==============

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                                  15,048,304
                                                              ==============


The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                               Three Months Ended                       Six Months Ended
                                                     June 30,                                June 30,
                                               1999             2000                   1999             2000
                                          --------------   --------------         --------------   --------------
 REVENUES:
     Consulting services                  $           --   $       70,675         $           --   $      103,300
     Service Fees                                     --           43,686                     --           55,593
     Sales                                            --           96,360                     --           96,360
                                          --------------   --------------         --------------   --------------
TOTAL REVENUES                                        --          210,721                     --          255,253
                                          --------------   --------------         --------------   --------------

OPERATING EXPENSES:
     Cost of Goods Sold                               --           87,620                     --           87,620
     Salaries and benefits                        12,201          157,841                 12,201          286,852
     Research and development                      5,700               --                 29,662           53,311
     Depreciation and amortization                 2,952           13,792                 12,907           25,546
     Consulting fees                              53,200           14,750                134,980          298,980
     General and administrative                   71,638          254,478                163,277          638,256
     Professional Fees                            22,375          130,635                 25,397          261,028
                                          --------------   --------------         --------------   --------------
     TOTAL OPERATING EXPENSES                    168,066          659,116                378,424        1,651,593
                                          --------------   --------------         --------------   --------------
LOSS FROM OPERATIONS                            (168,066)        (448,395)              (378,424)      (1,396,340)
                                          --------------   --------------         --------------   --------------

OTHER EXPENSE:
     Interest expense                                 --             (175)                    --             (390)
                                          --------------   --------------         --------------   --------------
     TOTAL OTHER EXPENSE                              --             (175)                    --             (390)
                                          --------------   --------------         --------------   --------------

NET LOSS BEFORE INCOME TAX
     PROVISION                                  (168,066)        (448,570)              (378,424)      (1,396,730)

INCOME TAX PROVISION                                  --               --                     --               --
                                          --------------   --------------         --------------   --------------

NET LOSS                                  $     (168,066)  $     (448,570)        $     (378,424)  $   (1,396,730)
                                          ==============   ==============         ==============   ==============

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                          $        (0.01)  $        (0.02)        $        (0.02)  $        (0.06)
                                          ==============   ==============         ==============   ==============

Weighted average number of shares of
     basic and diluted common stock
     outstanding                              17,078,652       23,594,946             17,078,652       22,196,207
                                          ==============   ==============         ==============   ==============


The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             For the          For the           Cumulative
                                                            Period from     Period from          During
                                                             April 1,        January 1,        Development
                                                              2000 to          2000 to            Stage
                                                             June 30,          June 30,        May 18, 1998
                                                               2000             2000         to June 30, 2000
                                                          -------------     ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (448,570)   $ (1,396,730)   $  (4,260,680)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                               12,856          27,676           45,435
       Amortization                                                3,998           4,934            7,014
       Shares issued for services, consulting and
        purchases of Company's                                    59,927         204,927          791,984
       Interest paid with stock                                       --              --           20,500
       (Increases) decreases in operating assets:
           Accounts receivable                                    32,877        (219,995)        (224,595)
           Prepaid expenses and other current assets              32,151        ( 12,598)        ( 22,163)
           Inventory                                             (65,013)       (101,303)        (101,303)
       Increases (decreases) in operating liabilities:
           Accounts payable and accrued salaries                  81,422         298,363        1,364,704
           Amounts payable to related parties                     96,318          30,529          192,915
           Deferred revenue                                           --         212,688          212,688
                                                             -----------     -----------       ----------
              Net cash used in operating activities             (194,034)       (951,509)      (1,973,501)
                                                             -----------     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits on Web construction                                     --        ( 40,000)        ( 40,000)
     Investment in Software                                     ( 36,750)       ( 36,750)        ( 36,750)
     Cash acquired from acquisition of Thunderstick                   --              --           17,815
     Additions to property and equipment                        ( 27,125)       ( 73,251)        (163,467)
                                                              ----------      ----------        ---------
              Net cash used in investing activities             ( 63,875)       (150,001)        (222,402)
                                                              ----------      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issued for cash                                        40,000       1,099,187        2,178,327
     Cash received on stock subscriptions receivable                  --              --           38,645
     Advances on notes payable                                        --              --           11,000
     Payments on notes payable                                   ( 1,379)        ( 2,717)         ( 5,096)
                                                              ----------      ----------        ---------
              Net cash provided by financing activities           38,621       1,096,470        2,222,876
                                                              ----------      ----------        ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             ( 219,288)        ( 5,040)          25,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   245,261          31,013               --
                                                              ----------      ----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     25,973    $     25,973        $  25,973
                                                              ==========      ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the period for interest                   175             390             1,920
                                                             ==========      ==========         =========
         Cash paid during the period for income taxes               --              --                 --
                                                             ==========      ==========         =========

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL INFORMATION JUNE 30, 2000:

During the six months ended June 30, 2000, the Company issued:

     1. 550,000 Common shares for investor relations services, valued at $75,850 or $.14 per share.

     2. 328,800 common shares for consulting services, valued at $91,250 or $28 per share.

     3.   100,000  common  shares  in  connection   with  the  purchase  of  the
          non-operating Company Cross Check, Inc., valued at $74,000 or $.14 per share.

     4. 500,000 common shares in connection with the purchase of Thunderstick, Inc., an internet consulting company. The shares represent the Company's second and last installment, the Company had issued a total of 1,000,000 shares valued at $10,000 in exchange for all of the shares of Thunderstick. Subsequent to June 30, 2000, the Company issued 500,000 shares in satisfaction of its replacement obligation.

The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      ORGANIZATION

     On January 2, 1992, RDI Marketing, Inc. ("RDI") (AKA Household Direct.com) was formed as a Florida corporation. Upon formation, RDI issued 1,000 shares of common stock. RDI essentially remained dormant with no direct or indirect business activity until reinstatement on May 18, 1998. On May 18, 1998, RDI adopted a plan of recapitalization whereby the 1,000 shares of common stock were converted into 1,000,000 shares of .001 par value common stock. In addition to the recapitalization on May 18, 1998, RDI filed a disclosure statement under Rule 15C2-11 of the Securities and Exchange Act of 1934 (hereafter the "Exchange Act") with the National Association of Securities Dealers ("NASD"). As a result, commencing on June 11, 1998, RDI's common stock was quoted on the OTC Bulletin Board.

     On July 10, 1998, RDI exchanged 10,000,000 shares of common stock for all of the outstanding stock of Preferred Consumer Network International, Inc. ("PCNI") (see Note 3).


     PCNI, incorporated on June 13, 1997, was engaged in the business of developing and operating a wholesale buying club which provided buying, marketing and financial services to third party owned wholesale buying clubs. The traditional buying club business model (the "Traditional Model") being utilized by PCNI was predicated on the sale of memberships to the general public, which memberships entitled the holders to purchase goods and services through the wholesale buying club at wholesale prices (exclusive of separately charged taxes, handling and shipping charges and a processing fee of up to 10%). During the fourth quarter of 1998, RDI elected to abandon the Traditional Model in preference to a new business model (the "New Model") predicated on the mass marketing (through telemarketing and the internet) of memberships. Additionally, the operations of PCNI, based on the Old Model were suspended and PCNI became inactive. Subsequently, RDI sold all of the issued and outstanding capital stock of PCNI to Mr. John Folger (the President, a member of the Board of Directors and a principle shareholder of RDI) for nominal consideration (see Note 3).

     RDI, in furtherance of the development of the New Model, entered into several acquisitions during 1999.

     On May 7, 1999, the Company acquired all of the common stock of Thunderstick in exchange for 1,000,000 shares of the Company's common stock. A shareholder donated 500,000 shares to the Company and the shares were given as 50% consideration to the former shareholders of Thunderstick. The Company recorded a liability of $5,000 as balance owed in acquisition, pending an additional 500,000 shares. In May 2000, the Company issued the additional 500,000 shares to the former shareholders of Thunderstick and charged off the liability.

     On May 14, 1999, RDI entered into an acquisition agreement whereby RDI agreed to acquire all of the issued and outstanding capital stock of Thunderstick, Inc. ("Thunderstick") in exchange for 1,000,000 shares of common stock. Thunderstick, through its wholly-owned affiliate Thunderstick Software, LLC, is engaged in the business of developing and marketing internet software which will be utilized to support RDI's website and e-commerce operations (see
Note 3).

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

(1)      ORGANIZATION (CONTINUED)

     In July, 1999, RDI, changed its corporate domicile from Florida to Delaware, and its name to HouseHold Direct.com, Inc. (the "Company"). These changes were effectuated by merging the Company into its wholly-owned Delaware subsidiary, and such merger had no impact on the shareholders or the capital accounts of the Company.

     In September, 1999, the Company entered into an acquisition agreement with Megappliance, Inc. ("Mega") pursuant to which the Company agreed to acquire a website (including software, technology and related commercial relationships) in exchange for shares of the Company's common stock (see Note 3).

     On March 9, 2000, the Company executed an Agreement and Plan of Merger with Cross Check Corp., a Colorado corporation ("Cross") and a Letter Agreement with the shareholders of Cross. Pursuant to such agreements, the Company merged Cross (which had no business operations but was registered, and fully reporting, under the Exchange Act) into the Company so that the Company could achieve "successor issuer" status under the Exchange Act. In connection with such merger which was consummated on March 20, 2000, the Company paid $150,000 in cash and issued 100,000 shares of common stock of the Company to the former shareholders of Cross.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its website, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and website development and other start-up activities, has experienced cumulative net losses of $4,260,680 for the period from May 18, 1998 (inception) to June 30, 2000, and has used cash in operations of $1,973,501 for the period from May 18, 1998 (inception) to June 30, 2000. The Company expects that it will continue to incur net operating losses as it expends substantial resources on product development and sales and marketing in an attempt to capture market share and develop market recognition. Management is in the process of raising additional capital through continued issuance of stock. Management of the Company believes that its additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. Without the assurances of additional capital, these factors raise a substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

     Revenue for services is recognized when the service is rendered, while product revenue is recognized when the product is shipped to the customer. Revenue consisted of products sold and shipped from the PCNI subsidiary. Revenue relates to consulting services performed by Thunderstick. Revenue consists of service income earned related to the contract entered into with Personal Consumer Services, Inc.


Deferred Revenues

     Deferred revenue as presented on the balance sheet relates to unpaid service agreement fees to be paid by PCS from uncollected accounts receivable of Personal Consumer Services, Inc (PCS). Due to the uncertainty of collection history of PCS, only the fee actually paid by PCS to the Company in the first six months and fees received subsequent to the second quarter were recorded as revenue. Only revenues projected to be collected in the next year are shown as current service fee receivable. The balance is shown as other assets.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging from three to five years. Maintenance and repair costs are expensed as incurred.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At June 30, 2000, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available to the Company for loans with similar terms.

Research and Development Costs

Research and development costs are expensed as incurred.

Goodwill

     Goodwill reflects the excess of purchase price over the fair value of net assets purchased and is amortized on a straight-line basis over 3 years. As of June 30, 2000, amortization expense for the six months ended was $4,943.

Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory at June 30, 2000 were as follows:

                Merchandise for Resale        $101,303
                                               =======

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Share

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Net loss per share has been stated for all periods presented in accordance with SFAS No. 128.

(3)      ACQUISITIONS AND SALES

Preferred Consumer Network International, Inc.

     On July 10, 1998, the Company purchased PCNI in exchange for 10,000,000 shares of common stock at $0.001 par value per share. This acquisition was accounted for by using the purchase method of accounting, and accordingly the deficit assumed was initially recorded by the Company based on estimated fair values at the date of acquisition:

Deficit                               $      (693,716)
Goodwill                                      703,716
                                      ---------------
Purchase consideration                $        10,000
                                      ===============

     On December 31, 1998, the Company sold PCNI to a major shareholder of the Company for $1.

Thunderstick, Inc.

     On May 7, 1999, a related party exchanged 500,000 shares of .001 par value per share personally held common stock (par value of $5,000) of the Company for 50% of the purchase consideration for all of the stock of Thunderstick. The Company agreed to replace the shares so applied and therefore, $5,000 was included in amounts payable to related parties. The outstanding portion, 500,000 shares of common stock (par value of $5,000), was issued in May 2000.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(3)      ACQUISITIONS AND SALES (CONTINUED)

     This acquisition was accounted for by using the purchase method of accounting, and accordingly the equity assumed was initially recorded by the Company based on estimated fair values at the date of acquisition:

Equity                              $        28,580
Negative goodwill                           (18,580)
                                    ---------------
Purchase consideration              $        10,000
                                    ===============

     The market value of the Company's shares on May 7, 1999 was $0.346 per share, equating to a value of $346,000. Based on the substance of the purchase agreement, as well as the underlying net assets of the acquired company, the transaction was recorded at fair value and subsequently written down to the par value of the Company's shares.

     The non-current assets of the purchased company were reduced by the negative goodwill.

Megappliance, Inc.

     On September 9, 1999, a related party exchanged personally held stock of the Company valued at $34,720 for the assets of Mega. This acquisition was accounted for by using the purchase method of accounting, and accordingly the assets assumed were initially recorded by the Company based on estimated fair values at the date of acquisition:


Computer equipment                   $        16,000
Goodwill                                      18,720
                                     ---------------
Purchase consideration               $        34,720
                                     ===============

The Company agreed to replace the shares so applied.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      RELATED PARTY TRANSACTIONS

     Since  inception  of  the  operations,   directors  and  shareholders  have
contributed $222,686 additional paid in capital to the Company.


(5)      PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at June 30, 2000 and 1999:

Office Equipment                            $   77,109
Motor vehicle                                   13,500
Computer equipment                              52,783
Computer software                               24,454
                                            ----------
                                               167,846
Less:  accumulated depreciation               ( 48,642)
                                            ----------
                                            $  119,204
                                            ==========

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)





(6) FORMATION OF ADDITIONAL SUBSIDIARIES

     During the first six months of 2000, the Company formed additional wholly owned subsidiaries for the purpose of expanding and pursuing other related business opportunities.

(7) AGREEMENT WITH PERSONAL CONSUMER SERVICES, INC.

     In January 2000, the Company entered into a service agreement (the "Agreement") with a third party wholesale buying club, Personal Consumer Services, Inc. ("PCS"). The Company is to provide services for PCS members in exchange for a base fee and monthly retainer as defined in the Agreement. The Agreement expires in December 2005 with an option to extend the term for an additional five years. As of June 30, 2000, the Company is owed $652,872 from PCS, of which $612,688 has been recorded as deferred revenue. The Company has had no prior history of collection on this receivable, which is secured by only memberships receivable of PCS that in most instances are at least one year old. Because of this fact the Company has set up a reserve of $400,000 against the receivable which is offset as a reduction of deferred revenue.

(8) PURCHASE OF CROSS CHECK CORP.

     On March 9, 2000, the Company executed an Agreement and Plan of Merger with Cross and a Letter of Agreement with the shareholders of Cross. Pursuant to such agreements, the Company merged Cross (which had no business operations but was registered, and fully reporting, under the Exchange Act) into the Company so that the Company could achieve "successor issuer" status under the Exchange Act. In connection with such merger which was consummated on March 20, 2000, the Company paid $150,000 in cash and issued 100,000 shares of common stock of the Company to the former shareholders of Cross.

     Pro-forma information is not presented for this acquisition since Cross was an inactive company with no significant assets and liabilities.

(9)     UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial information as of June 30, 2000 and for the quarters and the six months ended June 30, 2000 has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

(10) SUBSEQUENT EVENTS

     In September 2000, 624,000 shares were issued to Officers and Directors to replace shares they had loaned to the Company, which the Company used to purchase Thunderstick, Inc. and Megappliance, Inc.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Overview


     HouseHold Direct.com, Inc. ("the Company") is in the process of creating a unique new Internet "consumer services membership club" by offering direct access to "cost-plus" prices from manufacturers and distributors. The Company believes manufacturers are seeking a new Internet based consumer service solution for the first time. Through its fulfillment partners and direct relationships, the Company provides direct pricing from brand name manufacturers/distributors on their entire current product line. The Company is positioned as a massive new "membership club" for the Internet similar to the proven market acceptability of Costco, Sam's Club and BJ's Warehouse. The Company believes the Management Team possesses the required skills and experience from corporate to startup backgrounds; and, are experienced in business development, marketing, operations, web-site design and management, and database application support.

     The services being developed by the Company create a substantial benefit for two constituent groups - consumer and manufacturer. The consumers benefit by a dramatic reduction in product prices. While supplying this price advantage, the Company collects significant and valuable personal data and product preferences information. This rich demographic, product and psychographic data helps manufacturers in developing a consumer-direct, knowledge based, product order and fulfillment capability. These manufacturers will contribute advertising dollars and participation fees for these services. Value added service providers, such as insurance and financial services have also allied strategically with the Company. This innovative concept of "cost-plus-handling charge" will position the Company in a groundbreaking new category for Internet service and content providers, and drive revenue for membership fees and advertising. A number of strategic alliances and acquisitions have been completed; and, additional relationships are in discussion and review stages that combine the reach of the Internet with physical locations serving key geographical markets in a total "click and mortar" solution.

     The Company expects to expand its membership base by using a "members only" style of telemarketing program. Residual monthly membership revenues will be increased by the introduction of additional bundled services. The inexpensive monthly fee for core services allows for the bundling of additional ISP (Internet Service Provider), Telco and utility payment services. This revenue stream, coupled with rich consumer data, will become a valuable corporate asset.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The company commenced its developmental stage on May 18, 1998. Net Revenues for the second quarter of 2000 were $210,721 comprising, sale of merchandise of $96,360, consulting services of $70,675 and membership fees of $43,686. There was no revenue in the second quarter of 1999. Sales of merchandise in the second quarter of 2000 resulted from the Company's service agreement with PCS, a member-based consumer product organization. Consulting services are for third party website design and management which are a result of the acquisition of Thunderstick.

OPERATING  EXPENSES

     Total Operating Expenses other than Cost of Sales increased from $168,066 to $571,496; an increase of 240% in the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999. Cost of sales of merchandise approximate 91%.


     Salaries and related costs increased from $12,201 in the second quarter of 1999 to $157,841 in the second quarter of 2000; an 1193% increase. This is primarily attributable to the Company's hiring of executives in key positions in order to begin operations and the person associated with the purchase of Thunderstick.

     Consulting Fees decreased $38,450 from $53,200, a 72% decrease, in the second quarter of 1999 to $14,750 in the second quarter of 2000. Costs of consulting services, included in salaries and related costs, approximate 50% of revenues generated. This difference is mainly the result of the company's hiring of personnel to develop their Website instead of using a consultant.

     Professional fees increased from $22,375 in the second quarter of 1999 to $130,635 in the second quarter of 2000; an increase of 484%. This increase was primarily due to the cost of the initial audit of the Company's financial statements from the inception of its activities on May 18, 1998 to December 31, 1999 and the legal fees involved with securities and exchange compliance and filings.

     General and Administrative expenses increased from $71,638 in the second quarter of 1999 to $254,478 in the second quarter of 2000, an increase of 255%. This was primarily the result of investor relations expenses of $42,988, costs associated with the service agreement with PCS of $64,478, and additional increase in travel and entertainment of $23,685 and an increase in office expenses of approximately $30,000.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INCOME TAX

     The Company had net operating losses (NOLs) of $4,260,680 at June 30,2000, primarily because of past expenses associated with development stage activities. These NOLs and corresponding estimated tax assets, computed at a 38% tax rate, expire at various dates through the year 2018. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

     Management believes that there is a risk that these NOLs may expire unused and, accordingly, has established a 100% valuation allowance against them and has not recognized any tax benefit to the NOLs.

LIQUIDITY,  CAPITAL  RESOURCES  AND CAPITAL  COMMITMENTS

     For the six-month period ended June 30, 2000, net cash used by operations was $951,509 principally due to the year-to-date loss of $1,396,730. This was partially offset by depreciation of $27,676, amortization of $4,934 and shares issued for services in the amount of $204,927, while current assets and liabilities provided $207,684. In 1999, net cash used by operations was $918,833 which was offset by depreciation and amortization of $23,610 and shares issued for services of $479,503, while current liabilities provided cash of $817,485.

     Cash used by investing activities for the six months ended June 30, 2000 were principally related to deposits on web construction of $40,000, the acquisition of software $36,750 (Profitware) and the addition of computer and office equipment in the amount of $73,251. For the year ended December 31, 1999, cash used in investing activities was primarily for the acquisition of property and equipment amounting to $90,216.

     The Company anticipates that the current negative working capital of $1,325,785 will be supplemented in the short term by the sale of common stock.

     For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under Note 2 to the financial statements in the Company's Report on Form 8KA for the month of March 2000 which included the Company's financial statement for the year ended December 31, 1999.

                                     PART II
                               OTHER INFORMATION


ITEM 1. Legal Proceedings

        The Company is not a party to any material litigation and is not aware of any threatened material litigation.

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of a Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits None

     (b)  Financial Data Schedule
          No reports on Form 8-K were filed during the period April 1, 2000 to June 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


September 27, 2000                /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer