Form 10QSB/A
period 2000-06-30
HOUSEHOLD DIRECT COM INC
filed 2000-10-19
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB/A

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from______________ to______________

                         Commission file number 00-28667

                           HOUSEHOLD DIRECT.com, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                         51-0388634
(State or other                                               (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation)


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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

CHECK WHETHER THE REGISTRANT FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE EXCHANGE ACT AFTER THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.__{YES} ___{NO}

                      APPLICABLE ONLY TO CORPORATE ISSUERS



Indicate the number of shares outstanding of each the issuer's class of common stock

             CLASS                          OUTSTANDING ON JUNE 30, 2000
           --------                         ----------------------------
         Common stock                                24,152,109

Transitional Small Business Disclosure Format: ___Yes   ____No

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