Form 10QSB
period 2000-09-30
HOUSEHOLD DIRECT COM INC
filed 2000-11-13
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                 FORM 10-QSB/A

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS



Indicate the number of shares outstanding of each the issuer's class of common stock, as of the latest practicable date:

             CLASS                          OUTSTANDING ON SEPTEMBER 30, 2000
           --------                         ---------------------------------
         Common stock                                25,369,468

Transitional Small Business Disclosure Format: ___Yes   ____No

                              HOUSEHOLD DIRECT.COM, INC.
                                Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2000

Consolidated Statements of Operations for the three months ended
September 30, 2000 and 1999, nine Months Ended September 30, 2000 and 1999, and from inception on May 18, 1998 to September 30, 2000

Consolidated Statements of Cash Flows for the three months ended and nine months Ended September 30, 2000, and from inception on May 18, 1998 to September 30, 2000

Notes to Consolidated Financial Statements


Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000


                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                              $      31,300
     Service fee receivable                                        11,907
     Prepaid expenses and other current assets                     80,561
     Inventory                                                    120,500
                                                              -----------
         Total current assets                                     244,268

PROPERTY AND EQUIPMENT, net                                       148,164

Intangible assets, net of accumulated amortization
     of $7,014                                                     55,224
Other Assets - Contract receivable                                 92,688
                                                              -----------
         TOTAL ASSETS                                        $    540,344
                                                              ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $ 1,040,049
     Accrued salaries                                             561,741
     Current portion of note payable                                2,952
     Amounts payable to related parties                           431,379
                                                              -----------
         Total current liabilities                              2,036,121

NOTE PAYABLE, net of current portion                               31,103
                                                              -----------
         TOTAL LIABILITIES                                      2,067,224
                                                              -----------

DEFERRED REVENUE                                                   92,688

COMMITMENTS AND CONTINGENCIES                                          --
                                                              -----------
                                                                2,159,912
                                                              -----------
SHAREHOLDERS' DEFICIT
     Common stock, 50,000,000 shares of $0.001 par value
         authorized; 24,956,109, Shares issued and
         outstanding at September 30, 2000                         26,193
     Additional paid-in capital                                 3,215,332
     Common stock subscriptions receivable                        (64,379)
     Deficit accumulated during the development stage          (4,796,714)
                                                              -----------
         TOTAL SHAREHOLDERS' DEFICIT                           (1,619,568)
                                                              -----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     540,344
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Cumulative
                                                                     During
                                                                   Development
                                                                      Stage
                                                                 May 18, 1998
                                                              to Sept. 30, 2000
                                                              ------------------
 REVENUES:
     Consulting services                                      $      221,718
     Service fees                                                     77,323
     Sales                                                           147,716
                                                              --------------
TOTAL REVENUES                                                       446,757
                                                              --------------

OPERATING EXPENSES:
     Cost of Goods Sold                                              133,843
     Salaries and benefits                                           997,057
     Research and development                                        184,383
     Depreciation and amortization                                    73,304
     Consulting fees                                               1,204,169
     General and administrative                                    2,000,829
     Professional Fees                                               328,681
                                                              --------------
     TOTAL OPERATING EXPENSES                                      4,922,266
                                                              --------------
LOSS FROM OPERATIONS                                              (4,475,509)
                                                              --------------

OTHER EXPENSE:
     Interest expense                                                 (1,468)
     Loss from subsidiary - PCNI                                    (319,737)
                                                              --------------
     TOTAL OTHER EXPENSE                                            (321,205)
                                                              --------------

NET LOSS BEFORE INCOME TAX
     PROVISION                                                    (4,796,714)

INCOME TAX PROVISION                                                      --
                                                              --------------

NET LOSS                                                      $   (4,796,714)
                                                              ==============

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                              $        (0.27)
                                                              ==============

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                                  17,747,428
                                                              ==============


The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                            September 30,
                                               1999             2000                   1999             2000
                                          --------------   --------------         --------------   --------------
 REVENUES:
     Consulting services                  $       25,918   $       65,000         $       25,918   $      168,300
     Service Fees                                     --           21,730                     --           77,323
     Sales                                            --           51,356                     --          147,716
                                          --------------   --------------         --------------   --------------
TOTAL REVENUES                                    25,918          138,086                 25,918          393,339
                                          --------------   --------------         --------------   --------------

OPERATING EXPENSES:
     Cost of Goods Sold                               --           46,223                     --          133,843
     Salaries and benefits                       158,681          259,749                170,882          546,601
     Research and development                     62,415               --                 92,077           53,311
     Depreciation and amortization                10,907           17,648                 15,859           53,701
     Consulting fees                             250,893           77,223                385,873          363,399
     General and administrative                  165,036          205,423                328,313          845,979
     Professional Fees                            39,729           67,653                 65,126          328,681
     Bad debt expense                            190,444               --                190,444               --
     Rent expense                                 15,000               --                 15,000               --
     Website Design                              131,072               --                131,072               --
                                          --------------   --------------         --------------   --------------
     TOTAL OPERATING EXPENSES                  1,024,177          673,919              1,394,646        2,325,515
                                          --------------   --------------         --------------   --------------
LOSS FROM OPERATIONS                            (998,259)        (535,833)            (1,368,728)      (1,932,176)
                                          --------------   --------------         --------------   --------------

OTHER EXPENSE:
     Interest expense                                 --             (201)                    --             (591)
                                          --------------   --------------         --------------   --------------
     TOTAL OTHER EXPENSE                              --             (201)                    --             (591)
                                          --------------   --------------         --------------   --------------

NET LOSS BEFORE INCOME TAX
     PROVISION                                  (998,259)        (536,034)            (1,368,728)      (1,932,767)

INCOME TAX PROVISION                                  --               --                     --               --
                                          --------------   --------------         --------------   --------------

NET LOSS                                  $     (998,259)  $     (536,034)        $   (1,368,728)  $   (1,932,767)
                                          ==============   ==============         ==============   ==============

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                          $        ( .06)  $        (0.02)        $        ( .08)  $        (0.08)
                                          ==============   ==============         ==============   ==============

Weighted average number of shares of
     basic and diluted common stock
     outstanding                              17,448,931       23,303,865             17,448,931       23,303,865
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

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             For the          For the           Cumulative
                                                            Period from     Period from          During
                                                              July 1,        January 1,        Development
                                                              2000 to          2000 to            Stage
                                                           September 30,    September 30,    May 18, 1998 to
                                                               2000             2000       September 30, 2000
                                                          -------------     ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (536,034)   $ (1,932,764)   $  (4,796,714)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                               14,415          46,470           63,057
       Amortization                                                3,233           7,231           10,247
       Shares issued for services, consulting and
        purchases of Company's                                    16,000         154,750          771,940
       Interest paid with stock                                       --              --           20,500
       (Increases) decreases in operating assets:
           Accounts receivable                                        --         (99,995)        (104,595)
           Prepaid expenses and other current assets             (18,398)        (70,996)        ( 80,561)
           Inventory                                             (19,197)       (120,500)        (120,500)
       Increases (decreases) in operating liabilities:
           Accounts payable and accrued salaries                 232,085         530,449        1,601,790
           Amounts payable to related parties                         --              --               --
           Deferred revenue                                           --          92,688           92,688
           Deferred compensation                                      --          15,000               --
                                                             -----------     -----------       ----------
              Net cash used in operating activities             (307,896)     (1,377,667)      (2,542,148)
                                                             -----------     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits on Web construction                                     --              --               --
     Investment in Software                                     ( 10,000)       ( 26,785)        ( 36,441)
     Cash acquired from acquisition of Thunderstick                   --              --               --
     Additions to property and equipment                        ( 43,375)       (121,005)        (211,221)
                                                              ----------      ----------        ---------
              Net cash used in investing activities             ( 53,375)       (147,790)        (247,662)
                                                              ----------      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issued for cash                                            --       1,225,318        2,310,957
     Cash received on stock subscriptions receivable              93,984              --               --
     Advances on notes payable                                        --              --               --
     Loans Payable to shareholders                               243,463         273,992          476,098
     Payments on notes payable                                   ( 1,420)        ( 4,669)         ( 6,516)
     Increase in notes payable                                    30,571          31,103           40,571
                                                              ----------      ----------        ---------
              Net cash provided by financing activities          366,598       1,525,744        2,821,110
                                                              ----------      ----------        ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 5,327             287           31,300

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    25,973          31,013               --
                                                              ----------      ----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     31,300    $     31,300        $  31,300
                                                              ==========      ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the period for interest           $       201     $       591         $   1,468
                                                             ==========      ==========         =========
         Cash paid during the period for income taxes               --              --                 --
                                                             ==========      ==========         =========

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL INFORMATION SEPTEMBER 30, 2000:

SUPPLEMENTAL INFORMATION

During the nine months ended September 30, 2000, the Company issued:


SUPPLEMENTAL INFORMATION

The Company had the following non-cash transactions since inception:

1998

1. The Company issued 10,000,000 shares for the acquisition of PCNI for $10,000.
2.       The Company issued 914,000 shares valued at $100,540 for services.
3. The Company issued 175,905 shares in lieu of $20,500 interest payable on a note payable.
4.       The Company received subscriptions for 200,000 shares for $50,000.

1999

1.       The Company issued 1,488,800 shares for services valued at 369,372.
2. The Company received subscriptions for 50,000 shares valued at $23,000.
3. The Company replaced the shares it had borrowed from related parties and reclassified $9,999 payables to related parties as paid-in capital.

2000

1.       The Company issued 958,800 shares valued at $186,897 for services.
2. The Company issued 500,000 shares to a shareholder to replace 500,000 shares that shareholder loaned to the Company to purchase Thunderstick, Inc valued at $5,000.
3. The Company issued 100,000 shares to acquire a public Company shell valued at $19,030.
4. The Company issued 124,000 shares to pay related parties loans in the amount of $34,720.

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


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its website, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and website development and other start-up activities, has experienced cumulative net losses of $4,796,714 for the period from May 18, 1998 (inception) to September 30, 2000, and has used cash in operations of $2,542,148 for the period from May 18, 1998 (inception) to September 30, 2000. The Company expects that it will continue to incur net operating losses as it expends substantial resources on product development and sales and marketing in an attempt to capture market share and develop market recognition. Management is in the process of raising additional capital through continued issuance of stock. Management of the Company believes that its additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. Without the assurances of additional capital, these factors raise a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Deferred Revenues

     Deferred revenue, as presented on the balance sheet, relates to unpaid service agreement fees to be paid by PCS from uncollected accounts receivable of Personal Consumer Services, Inc (PCS). Due to the uncertainty of collection history of PCS, only the fee actually paid by PCS to the Company in the first six months and fees received subsequent to the second quarter were recorded as revenue. Only revenues projected to be collected in the next year are shown as current service fee receivable. The balance is shown as other assets.

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

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments," requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At
September 30, 2000, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available to the Company for loans with similar terms.

Research and Development Costs

Research and development costs are expensed as incurred.

Goodwill

     Goodwill reflects the excess of purchase price over the fair value of net assets purchased and is amortized on a straight-line basis over 3 years. As of September 30, 2000, amortization expense for the nine months ended was $7,014.

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

Inventory

     Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory at September 30, 2000 were as follows:

                Merchandise for Resale        $120,500
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

Thunderstick, Inc.

     On May 7, 1999, a related party exchanged 500,000 shares of .001 par value per share personally held common stock (par value $5,000) of the Company for 50% of the purchase consideration for all of the stock of Thunderstick. The Company agreed to replace the shares so applied and therefore, $5,000 was included in amounts payable to related parties. The outstanding portion, 500,000 shares of common stock (par value $5,000), was issued in May 2000.

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

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)      RELATED PARTY TRANSACTIONS

     Since  inception  of  the  operations,   directors  and  shareholders  have
contributed $222,686 additional paid-in capital to the Company.


(5)      PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at September 30, 2000:

Office equipment                            $ 77,601
Motor Vehicles                                49,565
Computer equipment                            58,603
Computer software                             25,452
                                             -------
                                             211,221
Less:  accumulated depreciation            (  63,057)
                                            --------
                                           $ 148,164
                                            ========

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)





(6) FORMATION OF ADDITIONAL SUBSIDIARIES

     During the first nine months of 2000, the Company formed additional wholly owned subsidiaries for the purpose of expanding and pursuing other related business opportunities.

(7) AGREEMENT WITH PERSONAL CONSUMER SERVICES, INC.

     In January 2000, the Company entered into a service agreement (the "Agreement") with a third party wholesale buying club, Personal Consumer Services, Inc. ("PCS"). The Company is to provide services for PCS members in exchange for a base fee and monthly retainer as defined in the Agreement. The Agreement expires in December 2005 with an option to extend the term for an additional five years. As of September 30, 2000, the Company is owed $652,872 from PCS, of which $612,688 has been recorded as deferred revenue. The Company has had no prior history of collection on this receivable, which is secured by only memberships receivable of PCS that in most instances are at least one year old. Because of this fact, the Company has set up a reserve of $520,000 against the receivable which is offset as a reduction of deferred revenue.

(8) PURCHASE OF CROSS CHECK CORP.(CROSS)

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

(9)     UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim consolidated financial information as of June 30, 2000 and for the quarters and the nine months ended September 30, 2000 has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

(10) SUBSEQUENT EVENTS

     In September 2000, 624,000 shares were issued to Officers and Directors to replace shares they had loaned the Company, which the Company used to purchase Thunderstick, Inc. and Megappliance, Inc.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Overview


     HouseHold Direct.com, Inc. ("the Company") is in the process of creating a unique new Internet "consumer services membership club" by offering direct access to "cost-plus" prices from manufacturers and distributors. The Company believes manufacturers are seeking a new Internet based consumer service solution for the first time. Through its fulfillment partners and direct relationships, the Company provides direct pricing from brand name manufacturers/distributors on their entire current product line. The Company is positioned as a massive new "membership club" for the Internet similar to the proven market acceptability of Costco, Sam's Club and BJ's Warehouse. The Company believes the Management Team possesses the required skills and experience from corporate to startup backgrounds; and, is experienced in business development, marketing, operations, web-site design and management, and database application support.

     The services being developed by the Company create a substantial benefit for two constituent groups - consumer and manufacturer. The consumers benefit by a dramatic reduction in product prices. While supplying this price advantage, the Company collects significant and valuable personal data and product preferences information. This rich demographic product and psychographic data helps manufacturers in developing a consumer-direct, knowledge based, product order and fulfillment capability. These manufacturers will contribute advertising dollars and participation fees for these services. Value added service providers, such as insurance and financial services have also allied strategically with the Company. This innovative concept of "cost-plus-handling charge" will position the Company in a groundbreaking new category for Internet service and content providers, and drive revenue for membership fees and advertising. A number of strategic alliances and acquisitions have been completed. Additional relationships are in discussion and review stages that combine the reach of the Internet with physical locations serving key geographical markets.

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

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

     The Company has been at developmental stage since May 18, 1998. Net Revenues for the nine months ended September 30, 2000 were $393,339 comprising, sale of merchandise of $147,716, consulting services of $168,300 and membership fees of $77,323. Revenues for the nine months ended September 30, 1999 were $25,918 from the consulting services. The increase in sales of merchandise for the nine months ended September 30, 2000 resulted from the Company's service agreement with PCS, a member-based consumer product organization. Consulting services are for third party website design and management which are a result of the acquisition of Thunderstick. Membership fees are for the wholesale buying club which allows the members to purchase goods at wholesale prices plus 10% processing fees on the internet.

OPERATING  EXPENSES

     Total Operating Expenses other than Cost of Sales for the nine months ended September 30, 1999 were $1,394,646 compared with $2,191,672 for the same period in 2000, an increase of 57%. Cost of sales of merchandise approximate 91% of sales.

     Salaries and related costs increased from $170,882 for the nine months ended September 30, 1999 to $546,601 for the nine months ended September 30, 2000; a 220% increase. This is primarily attributable to the Company's hiring of executives in key positions in order to begin operations and the personnel of Thunderstick.

     Consulting fees decreased by $22,474, a 5% decrease, from $385,873 for the nine months ended September 30, 1999 to $363,399 for the nine months ended September 30, 2000.

     Professional fees increased from $65,126 for the nine months ended September 30, 1999 to $328,681 for the nine months ended September 30, 2000; an increase of 404%. This increase was primarily due to an increase in accounting and legal fees.

     General and Administrative expenses increased from $328,313 for the nine months ended September 30, 1999 to $845,979 for the same period in 2000. The increase of 158% is primarily the result of total bad debt expense of $190,000, total write off of the purchase of Cross Check Corp of $169,030 and total investor relations cost of $126,989.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INCOME TAX

     The Company had net operating losses (NOLs) of $4,796,714 at September 30,2000, primarily because of past expenses associated with development stage activities. These NOLs and corresponding estimated tax assets, computed at a 38% tax rate, expire at various dates through the year 2018. Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration.

     Management believes that there is a risk that these NOLs may expire unused and, accordingly, has established a 100% valuation allowance against them and has not recognized any tax benefit to the NOLs.

LIQUIDITY,  CAPITAL  RESOURCES  AND CAPITAL  COMMITMENTS

     For the nine months ended September 30, 2000, net cash used by operations was $1,377,667 principally due to the year-to-date loss of $1,932,767. This was partially offset by depreciation of $46,470, amortization of $7,231 and shares issued for services in the amount of $154,750, while current assets and liabilities provided $346,646. For the year ended 1999, net cash used by operations was $918,833 which was offset by depreciation and amortization of $23,610 and shares issued for services of $479,503, while current liabilities provided cash of $817,485.

     Cash used by investing activities for the nine months ended September 30, 2000 were principally related to the investment in software $26,785 (Profitware) and the addition of computer and office equipment in the amount of $121,005. For the year ended December 31, 1999, cash used in investing activities was $61,788, primarily for the acquisition of property and equipment amounting to $79,603.

     The Company anticipates that the current negative working capital of $1,791,853 will be supplemented in the short term by the sale of common stock.

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

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

     Net Revenues for the three months ended September 30, 2000 were $138,086 comprising, sale of merchandise of $51,356, consulting services of $65,000 and membership fees of $21,730. Revenue for the three months ended September 30, 1999 was $25,918. Sales of merchandise for the three months ended September 30, 2000 resulted from the Company's service agreement with PCS, a member-based consumer product organization. Consulting services are for third party website design and management which are a result of the acquisition of Thunderstick.

OPERATING  EXPENSES

     Total Operating Expenses other than Cost of Sales for the three months ended September 30, 1999 were $1,024,177, compared with $627,696 for the same period in 2000,a decrease of 39%. Cost of sales of merchandise approximate 90%.

     Salaries and related costs increased from $158,681 for the three months ended September 30, 1999 to $259,749 for the three months ended September 30, 2000; a 64% increase. This is primarily attributable to the Company's hiring of executives in key positions in order to begin operations and the personnel of Thunderstick.

     Consulting fees decreased by $173,670, a 69% decrease, from $250,893, for the three months ended September 30, 1999 to $77,223 for the three months ended September 30, 2000.

     Professional fees increased from $39,729 for the three months ended September 30, 1999 to $67,653 for the three months ended September 30, 2000; an increase of 70%. This increase was primarily due to the cost of the audit of the Company's financial statements from the inception of its activities and the legal and accounting fees involved with securities, exchange compliance and filings.

     General and Administrative expenses increased from $165,036 for the three months ended September 30, 1999 to $205,423 for the same period in 2000. The increase of 26% is primarily the result of investor relations expenses.

                           HOUSEHOLD DIRECT.com, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INCOME TAX


LIQUIDITY,  CAPITAL  RESOURCES  AND CAPITAL  COMMITMENTS

     For the three months ended September 30, 2000, net cash used by operations was $307,896 principally due to the quarterly loss of $536,034. This was partially offset by depreciation of $14,415, amortization of $3,233 and shares issued for services in the amount of $16,000, while current assets and liabilities provided $194,490.

     Cash used by investing activities for the three months ended September 30, 2000 were $53,375 principally related to the investment in software of $10,000 (Profitware) and the addition of computer and office equipment in the amount of $43,375.

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

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits None

     (b)  Financial Data Schedule
          Form 8-K was filed during the
          period July 1, 2000 to September 30, 2000 for a change of accountants.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


November 13, 2000                /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer