Form 10KSB
period 2000-12-31
HOUSEHOLD DIRECT COM INC
filed 2001-04-02
CIK 1043884

U.S. SECURITIES AND 53EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,2000
                         Commission file number 0-12183



                           HOUSEHOLD DIRECT.COM, INC.

             (Exact name of registrant as specified in its charter)

              Delaware                                   51-0388634
 (State or other jurisdiction of              (IRS Employer Identification No.)
           Incorporation                          (or Organization)

              900 Main Street South, Suite 201, Southbury, CT 06488
                    (Address of principal executive offices)

                                 (203) 267-1400
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
4
         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $446,560.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 24, 2001 was approximately $2,144,685.

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 9, 2001: 35,744,754.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

HOUSEHOLD DIRECT.COM, INC.
2000 Form 10-K-SB Annual Report


Table of Contents


Part I                                                                      Page

Item          1.      Description of Business...........................

Item          2.      Properties........................................

Item          3.      Legal Proceedings.................................

Item          4.      Submission of Matters to a Vote of
                      Security Holders..................................


Part II

Item          5.      Markets and Market Prices.........................

Item          6.      Management's Discussion and Analysis..............

Item          7.      Financial Statements   (See Financial Section)

Item          8.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............


Part III

Item          9.      Directors, Executive Officers, Promoters
                      and Control Persons...............................

Item          10.     Remuneration......................................

Item          11.     Security Ownership of Certain Beneficial Owners
                      and Management of HOUSEHOLD DIRECT.COM, INC.......

Item          12.     Certain Relationships and Related Transactions....

Item          13.     Exhibits and Reports on Form 8-k..................

                           HOUSEHOLD DIRECT.COM, INC.



Item 1.   Description of Business.

Background

The Company is engaged in the creation, development and marketing of a "membership club" to consumers. In exchange for a "membership fee", the Company will act as a purchasing agent on behalf of the "member", thereby allowing the "member" to purchase normal household goods like furniture, carpeting, floor and wall coverings, small and large appliance and electronic products at the "wholesale" price that a manufacture or distributor normally sells to retail businesses that sell these products. This "membership" relationship with the consumer allows each of them to save money on these purchases because the profit margin that is usually added to the manufacturer or distributor price by these retail businesses is not added.

The Company relies on recurring membership fees, the amounts of which are dependent on the level of service, or services, that are selected by the "member". It is expected that this fee will be normally about $9.95 per member/per month or an annual fee. The Company also charges a handling or transaction fee, of 10% or less, on products purchased through the system.

The Company was originally incorporated on January 2, 1992 in Florida as RDI Marketing, Inc. ("RDI"). Between 1992 and 1998, the Company was essentially dormant with no significant business activities. On July 10, 1998, the Company exchanged 10,000,000 shares of its common stock for all of the outstanding shares of Preferred Consumer Network International, Inc. ("PCNI"). On May 14, 1999, RDI entered into an acquisition agreement whereby RDI agreed to acquire all of the issued and outstanding capital stock of Thunderstick LLC, Inc. ("Thunderstick") in exchange for 1,000,000 shares of common stock.

On July 12, 1999, RDI changed its corporate domicile from Florida to Delaware and its name to HouseHold Direct.com, Inc. by merging into the Company's wholly owned Delaware subsidiary. On or about September 14, 1999, the Company entered into an acquisition agreement with Megappliance, Inc. ("Mega") pursuant to which the Company agreed to acquire a Web site (including software, technology and related commercial relationships) in exchange for shares of the Company's common stock. On March 9, 2000, the Company executed an Agreement and Plan of Merger with CrossCheck Corp, a Colorado corporation ("Cross") and a Letter Agreement with the shareholders of Cross. Pursuant to such agreements, the Company merged Cross (which had no business operations but was registered, and fully reporting, under the Exchange Act) into the Company so that the Company could achieve "successor issuer" status under the Exchange Act. In connection with such merger which was consummated on March 20, 2000, the Company paid $150,000 in cash and issued 100,000 shares of common stock of the Company to the former shareholders of Cross.

Company Expansion by Using the Shopping Platform.

The Company expects to provide a "brick and click" shopping platform, meaning that "members" will have access to physical customer service and product purchase centers "bricks" and also use the Internet "clicks" and/or their telephone and fax. These combined services, or the shopping platform, offer benefits to Company members, as well as to manufacturers and distributors.

The shopping platform, when fully operational, will include physical locations where members can shop, using an Internet/Intranet based product cataloguing systems to give members access to all of the information through their computers, with an integrated customer service to answer any questions from a member. There are plans to offer a custom designed in-home delivery system for larger products, which will be provided by a third party hired for this purpose. The special prices are available to consumers who are paid "members", or subscribers, to the services of the Company. The shopping platform is also designed to help support the existing distributor and manufacturers' business because it can offer improvements to the speed and efficiency of the way they do business. In this way, the Company expects to get customers for both the business-to-business (B2B) and business-to-consumer (B2C) markets.

The "Members".

Consumers pay an initial membership fee to join the club. They will also be charged a recurring fee, like a subscription to a magazine or telephone network. This recurring fee can be paid on either a monthly or annual basis. The fee allows the "member" to receive direct access to this discounting system, which eliminates the traditional retail mark-up on the purchases of brand name products.

The Company provides access to these goods and services, for "members" only, directly from their homes using any existing level of technology that they choose. These combined services, or the shopping platform, offer additional marketing opportunities for the Company because it can create "members" under its own HouseHold Direct brand name and will also allow the Company to support any type of affinity, co-branding and partnering capabilities. This means that the Company can offer its services to other companies under their own, or another brand name. Instead of using a merchandise discounting method, that normally takes the suggested retail price of a product and lowers the price, the Company's plan is to offer the wholesale and distributor pricing, which are the prices that a normal retail store would pay for the product before they mark it up to sell to the consumer. The information about these prices is expected to give members the knowledge to either purchase goods through the Company or to become better informed shoppers when they use traditional shopping through retailers.

The Building of the Company.

The  Company  expects  to be  successful  in  acquiring  a  membership  base and receiving revenues from essentially three sources: i) an initial application/membership fee; ii) monthly or annual participation fees; and iii) a service fee on the merchandise purchases made by members through the Company.

The Company is currently building a management team, expanding its Board of Directors and raising capital. The Company is also concentrating on developing a plan to build membership. The methods the Company intends to employ are: i) acquisitions; ii) marketing and selling memberships through the Internet; iii) direct mail and telemarketing solicitation; and iv) the potential use of franchising and joint ventures to expand the geographical reach of the Company both domestically and internationally.

America's Hometown Brand Center Hometown Brand Center

In November 2000, the Company announced it had entered into an agreement to purchase 100% of the outstanding shares of America's Hometown Brand Center Hometown Brand Center, Inc. (AHBC). The agreement called for total cash payments of $350,000 in the first 90 days. $100,000 due at closing and $250,000 due within 90 days. The closing should have taken place on or before December 20, 2000. The Company did not have the cash available to make the initial payments. On January 25, 2001 the agreement was terminated.

Company Products


HouseHold Direct.com, Inc. was formed to engage in the development, promotion, marketing and sales of memberships in a "wholesale buying club" to the public. The distinct benefit of this club membership is the right to purchase a broad range of normal household products at the direct manufacturer and/or distributor price, with no retail type of markup added to the price. The Company will develop revenue by charging membership fees for the discounting service that it offers. The fees charged for the service are: (1) an initial membership fee; (2) a monthly or annual dues fee; (3) and, a small commission or handling charge for these services. The Company plans to solicit consumers to become "members" by advertising and marketing its' services directly to consumers.

The Company plans to expand its operations by developing and promoting new or complementary services, products or transaction formats and by expanding the breadth and dept of the services the Company provides.

The Company's success depends in part on its ability to purchase products in sufficient quantities at competitive prices. The Company does not have long-term or exclusive arrangements with any supplier, vendor or distributor that guarantees the availability of products for purchase or auction. Also, the Company relies upon third party carriers to ship the products the Company sells. Therefore, the Company is subject to risks affecting a carrier's ability to provide delivery services to meet its shipping needs.

Sales and Marketing

The  growth  plans  are  substantially  based  on  acquisitions.  A  significant
component  of  the  future   growth   strategy  is  to  continue  to  make  such
acquisitions. The Company will be continually evaluating possible acquisitions of businesses or product lines that complement or expand the existing business or product lines, and management intends to pursue favorable opportunities as they arise.

The Company's business depends in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet which remain unresolved. The issues concerning the commercial use of the Internet which we expect to affect the development of the market for our products and services include:

       .  security              .  ease of access
       .  reliability           .  quality of service
       .  cost                  .  necessary increases in bandwidth availability

The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon traditional means of commerce and communications, generally will require that these enterprises accept a new medium for conducting business and exchanging information. These entities likely will accept this new medium only if the Internet provides them with greater efficiency and an improved arena for commerce and communication.

Our success, in particular our ability to receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. We contract with a third party to host and maintain our Web sites. While we contract with a third party to provide back up web hosting services, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and other third party events and Acts of God. We carry no business interruption insurance to compensate us for losses that may occur.


Competition


Our major competition will be from companies that have a great deal more assets and established sales such as United Consumers Club, Costco, BJ's Wholesale and Sam's Club. We believe that our combination of member service centers, combined with our Internet based transaction ordering system, will offer a significant advantage to the way we do business.

The Company competes with various companies that are both public and privately owned. They come from three separate categories: (1) other private buying clubs;
(2) public wholesale discount clubs; and (3) a variety of Internet sellers. Some of the privately owned buying clubs are: (1) United Consumers Club with about 90 locations; (2) Unimart, which has approximately 12 locations; and finally, (3) Uniway, which has both company owned and franchised locations totaling 14 locations. These clubs normally charge an initial fee of $800 to $1,500 and annual renewal fees of about $50 to $100. It is from this existing group of membership clubs that the Company will seek to locate potential acquisition candidates.

The publicly owned discount clubs include Costco Wholesale Corporation, Sam's Club (Wal-Mart Stores, Inc.), and BJ's Wholesale Club. Typically, these companies charge an initial and annual membership fee of $25 to $75. According to documents filed with the SEC, their combined sales exceed $64 billion annually.

Internet sellers can be auction sites, Web sites owned directly by the manufacturer or other resellers of household products. Some of our business expansion plans assume that we will be involved in marketing memberships and products over the Internet, where our markets are highly competitive and we may be unable to compete effectively.

The e-commerce marketplace is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry in the e-commerce marketplace are minimal, and current and new competitors can launch new Web sites at a relatively low cost. The general household product industries are also intensely competitive. In the general and household product industries we currently compete primarily with other wholesalers and distributors. We also compete with the growing number of manufacturers who sell their products directly, either online or through traditional distribution channels. Many of these manufacturers, wholesalers and distributors are larger and have substantially greater resources than we do.

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web sites. Accordingly, our Web site transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors are also critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

The Internet and the e-commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing Web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

o license and/or internally develop leading technologies useful in our business;
o enhance our existing services;
o develop new services and technology that address the increasingly sophisticated and varied needs of our existing and prospective customers;
  and
o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of our Web site and other proprietary technology entails significant technical and business risks.

Our Web site competes with both e-commerce and traditional shopping methods for general household products. Due to this competition, we may not be able to convert customers from traditional shopping methods or draw them from our online competitors. Among other things, our potential customers may be concerned with shopping at our Web site due to shipping costs, delivery time, product availability, credit security, confidentiality, and customer service. We may be delayed in building a substantial customer base due to these customer concerns.

Regulation

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the material disseminated through their services. Several private lawsuits seeking to impose such liability upon other online services companies are currently pending. In addition, legislation has been proposed in several states, including California, Maryland, Nevada, Virginia and Washington that imposes liability for, or prohibits the transmission over the Internet, of certain types of unsolicited e-mail or advertisements. The imposition upon the Company and other online service providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increase attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. The Company does not carry liability insurance. Therefore, any costs incurred by the Company as a result of such liability or asserted liability could harm the Company's business, financial condition and results of operations.


Patents and Trademarks


The U.S. Patent Office recently issued several business-method patents having an impact on business conducted on the Internet, among them the business-method patents relating to `one click' online shopping transactions (whereby third party affiliates provide certain services, including book review, online) issued to Amazon.com. While the Company does not believe that any of the business process patents issued to date will directly impact the way the Company conducts business, there are no assurances that the U.S. Patent Office will not issue additional business-method patents which could have an adverse impact on the Company's business, forcing modification to some of the Company's business activities in order to avoid possible future claims of patent infringement. The recent granting of such patents is still being challenged. Furthermore, the likelihood and ability to enforce such broad patents remains undetermined. Nonetheless, the continued granting of such broad patents could, in the future, force the Company to change its method of advertising, as well as other important aspects of the Company's business, or face the risk of litigation.

Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2000 and 1999, totaled $ 606,596 and $ 121,072 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

The Company will be dependent upon the personal efforts and ability of the President, Secretary, and Directors. Presently the Company has a total of approximately 4 executive employees.

Item 2.   Properties.


The Company's executive offices are located at 900 Main Street South, Southbury, CT 06488 and the term of the Lease is three (3) years having commenced on April 1, 1999. The Company pays a base monthly rental of $2,521. The Company has the option for an additional 3 years at fair market.


Item 3.   Legal Proceedings

There are no material legal proceedings pending against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to securities holders during the year ended December 31, 2000.

PART II


Item 5.

Markets and Market Prices

The principal United States market in which our common stock is traded is the over-the-counter market electronic Bulletin Board. The following table shows the range of reported low bid and high bid per share quotations for our common stock for the periods indicated. The high and low bid prices for the periods indicated reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                              Low Bid   High Bid
1999
       First Quarter......... 0.430        0.900
     Second Quarter.......... 0.350        0.560
     Third Quarter........... 0.150        0.460
     Fourth Quarter.......... 0.090        1.563

2000
     First Quarter........... 0.625        1.875
       Second Quarter........ 0.313        1.156
       Third Quarter......... 0.260        0.520
       Fourth Quarter........ 0.060        0.090

Dividends

The Company has never paid cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. It intends to retain its earnings to finance the expansion of its business and for corporate purpose. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings, financial conditions, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Item 6.   Management's Discussion and Analysis.


OVERVIEW

HouseHold Direct.com, Inc. is in the process of creating a unique new "consumer services membership club" by creating a shopping platform that will offer direct access to "cost-plus handling charge" prices from manufacturers and distributors. The Company believes manufacturers are seeking a new Internet based consumer service solution for the first time, which can be coupled to a network of physical locations or service centers. Through its fulfillment partners and direct relationships, the Company provides direct pricing from brand name manufacturers/distributors on their entire current product line. The Company believes the Management Team when completed will possess the required skills and experience from corporate to startup backgrounds; and, will be experienced in business development, marketing, operations, web-site design and management, and database application support.

The Company was initially engaged, through its subsidiary PCNI, in the business of developing and operating a wholesale buying club that, in addition provided buying, marketing and financial services to third party owned wholesale buying clubs. The traditional buying club business model (the "Traditional Model") was predicated on the sale of memberships to the general public. The membership entitled the holders to purchase goods and services through the wholesale buying club at manufacturer direct prices (exclusive of separately charged taxes, handling and shipping charges and a processing fee of up to 10%). During the fourth quarter of 1998, the Company elected to suspend development and implementation of the Traditional Model in preference to a new business model (the "New Model") predicated on the mass marketing (through telemarketing and the Internet) of memberships. Additionally, the operations of PCNI, based on the Old Model were suspended and PCNI became inactive. Subsequently, the Company sold all of the issued and outstanding capital stock of PCNI to Mr. John Folger (the President, a member of the Board of Directors and a principle shareholder of the Company) for nominal consideration of $1.00.

The services being developed by the Company are expected to create a substantial benefit for two constituent groups - consumer and manufacturer. The consumers benefit by a dramatic reduction in product prices. While supplying this price advantage, the Company collects significant and valuable personal data and product preferences information on the members who purchase products from the Company. This rich demographic product and psychographic data can be helpful to manufacturers in developing a consumer-direct, knowledge based, product order and fulfillment capability. These manufacturers are expected to contribute advertising dollars and participation fees for these services. Value added service providers, such as insurance and financial services can also be allied strategically with the Company. This innovative concept of "cost-plus handling charge" may position the Company in a groundbreaking new business category for Internet service companies and informational content providers, and drive revenue for membership fees and advertising.

The Company expects to expand its membership base by using a "members only" style of telemarketing program. Residual monthly membership revenues could be increased by the introduction of additional bundled services. The inexpensive monthly fee for core services allows for the bundling of additional ISP (Internet Service Provider), Telco and utility payment services. This revenue stream, coupled with rich consumer data, will become a valuable corporate asset.

RESULTS OF OPERATIONS


Revenues

Twelve Months Ended December 31, 2000 Compared to The Twelve Months Ended December 31, 1999


The Company has been in its developmental stage since May 18, 1998. Net Revenues for the twelve months ended December 31, 2000 were $446,560 comprising sale of merchandise of $236,357, consulting services of $174,300 and membership fees of $35,903. Revenues for the twelve months ended December 31, 1999 were $53,418 from consulting services.

The increase in sales of merchandise for the twelve months ended December 31, 2000 resulted from the Company's service agreement with PCS, a member-based consumer products organization. Consulting services are for third party Web site design and management which are a result of the acquisition of Thunderstick. Membership fees are for the wholesale buying club (PCS ) which allows its members to purchase goods at wholesale prices plus a 10% processing fee using the Internet. In November, 2000 and January 2001, the Company closed the PCS Birmingham, AL and Atlanta, GA offices, respectively. The offices were small, and poorly designed to accommodate the expansion plans of the Company. The membership and customer service requirements are now being handled by a third party, Absolute Quality, through their service bureau outside of Washington, DC. The Company expects to build or acquire a showcase facility as soon as the proceeds from the sale of the securities. Outstanding consulting contracts have been completed, and in 2001 Thunderstick's efforts will be focused on developing the Company's Web site. Therefore, it is projected there will be no income from consulting services in the near future.

From Inception May 18, 1988 to December 31, 2000

Company revenues earned since inception were $499,978. Revenues from sale were $236,357 or 47% of the total revenues from inception. Consulting income was $227,718 which is 46% of the total revenues, over the same period. Membership fees, all earned in the year 2000, were only 7% of the revenues.

Operating  Expenses

Twelve Months Ended December 31, 2000 Compared to The Twelve Months Ended December 31, 1999

Total Operating Expenses other than Cost of Sales for the twelve months ended December 31, 1999 were $2,277,807 compared with $4,128,985 for the same period in 2000, an increase of 81%. Cost of merchandise, $214,322, was 91% of sales revenues.

Salaries and related costs increased from $430,581 for the twelve months ended December 31, 1999 to $665,624 for the twelve months ended December 31, 2000; a 54% increase. This is primarily attributable to the Company's hiring of executives in key positions in order to develop their plan and begin operations and for the payment of compensation to the personnel of Thunderstick. At year end, three executives left the Company with annual salaries of $240,000. They have not been replaced.

Consulting fees increased by $538,539 (78%) from $688,213 for the twelve months ended December 31, 1999 to $1,226,752 for the twelve months ended December 31, 2000. Consulting fees were expended mostly for developing a marketing plan.

Research and development costs are primarily to develop the Company's Web site. In 1999, development costs were $121,072 as compared with $606,596 in the year 2000, an increase of $485,524 or 401%. Most of research and development costs involve payments to consultants for their services.

General and Administrative expenses increased from $1,014,331 for the twelve months ended December 31, 1999 to $1,560,853 for the same period in 2000. The increase of 54% is primarily the result of increased accounting and auditing fees of $70,671 and increased investor relations costs $256,902. Included in general and administrative expenses is the total write off of the purchase of CrossCheck Corp. of $169,030 in the year 2000.

From Inception May 18, 1988 to December 31, 2000

Since inception, the Company has expended $2,836,363 for general and administrative activities. The general and administrative expenses account for 42% of total operating expenses, since inception. Other operating expenses were: consulting expenses, $1,943,423 (29% of total), salaries and benefits, $1,16,080 (17% of total), research and development $737,668 (11% of total), and Depreciation and amortization $92,205 (1% of total), from inception to December 31, 2000.

Liquidity and Future Plans

Twelve Months Ended December 31, 2000 Compared to The Twelve Months Ended December 31, 1999

For the twelve months ended December 31, 2000, net cash used by operations was $1,223,745 principally due to the year-to-date loss of $3,897,711. This was partially offset by depreciation of $57,760, amortization of $11,399 and shares issued for services in the amount of $2,013,506, while current assets and liabilities provided $591,301. For the year ended 1999, net cash used by operations was $918,833 which was offset by depreciation and amortization of $23,610 and shares issued for services of $479,503, while current assets and liabilities provided cash of $803,320.

Cash used by investing activities for the twelve months ended December 31, 2000 were principally related to the investment in software $36,750 and the addition of computer and office equipment in the amount of $98,120. For the year ended December 31, 1999, cash used in investing activities was $61,788, primarily for the acquisition of property and equipment amounting to $79,603.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,157,218 will be supplemented in the short term by the sale of common stock and short term borrowing.

For a description of certain factors that could adversely affect the Company's future capital requirements and the adequacy of its available funds, including factors that are beyond the Company's control, see the discussion under Note 2 to the financial statements attached hereto for the year ended December 31, 2000.

From Inception May 18, 1988 to December 31, 2000

The net cash outflow from operations was $2,205,133, over the period May 18, 1998 to December 31, 2000. Primarily, through issuance of common stock, the Company obtained the funds need to pay for the operating cash deficiency and the investment of $255,749 in property, equipment, and other assets. The use of debt was limited to $43,000 of advances on notes payable.

The net loss of the Company was $6761,661. The loss was essentially financed through issuance of $2,390,834 common stock for cash and $2618,249 for services. The issuance of common stock provided 74% of the net loss amount. Essentially, the accounts payable of $1,451,773 and accrued salaries of $339,127 provided the additional 26% of the funding for the net loss.

The Company plans to continue the policy of financing its operations primarily through issuance of common stock for cash and services until such time as the development stage is completed.

Risk Factors

Acquisition Activities

The growth plans are substantially based on acquisitions of complementary businesses, product lines and technology. The acquisition activities may not be profitable for the following reasons:

1. Acquisition agreements may require substantial expense and management time. Suitable acquisition candidates may not be found or potential acquisitions consummated.
2. The acquisitions terms may turn out to be unfavorable or the acquired companies personnel, assets, or technology may not be successfully integrated into the Company
3. The Company may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which may be dilutive to our existing stockholders.
4. The Company's products and services may not receive market acceptance or the Company may not be able to expand its operations in a cost-effective or timely manner.


Dependence on the Internet and Internet Infrastructure Development.


1. If the Internet fails to develop, or develops more slowly than we expect as a commercial or business medium, it may adversely affect our business.
2. We expect competition to intensify in the future because barriers to entry in the e-commerce marketplace are minimal, and current and new competitors can launch new Web sites at a relatively low cost.
3. We currently compete primarily with other wholesalers and distributors. We also compete with the growing number of manufacturers who sell their products directly, either online or through traditional distribution channels. Many of these manufacturers, wholesalers and distributors are larger and have substantially greater resources than we do.
4. We expect to continually enhance and expand our technology and transaction processing systems, and network infrastructure and other technologies, to accommodate increases in the volume of traffic on our Web site. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the use of our Web site.
5. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing Web sites, proprietary technology and systems may become obsolete
6. While we contract with a third party to provide back up web hosting services, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and other third party events and Acts of God. We carry no business interruption insurance to compensate us for losses that may occur. In addition, our security mechanisms or those of our suppliers may not prevent security breaches or service breakdowns. Despite our implementation of security measures, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These events could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill orders.

7. We may not be able to convert customers from traditional shopping methods or draw them from our online competitors. Among other things, our potential customers may be concerned with shopping at our Web site due to shipping costs, delivery time, and product.

8. Our Internet product sales currently are not subject to sales tax, except for purchases made in the state of Connecticut. Nonetheless, if individual states or the federal government choose to impose sales tax obligations on out-of-state e-commerce transactions, our revenues and growth potential may be materially and adversely affected.

9. The success of the Company's service will depend in large part upon the development and maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security. The infrastructure of complementary products or services necessary to make the Web a viable commercial marketplace of the long-term may not be developed and, even if it is developed, the Web may not become a viable commercial marketplace for products and services such as those offered by the Company. If the necessary infrastructure, standard or protocols or complementary


     Governmental Regulation of the Internet

1. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.
2. . In the future, more stringent consumer protection laws in the United States and abroad could impose additional burdens on e-commerce companies. The adoption or modification of such laws or regulations could materially and adversely affect our business.

Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through December 30, 2000, we had an accumulated deficit of approximately $6,761,661. We expect that our deficit will continue to increase. The revenues were insignificant amounts and are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

The Company may not be able to obtain additional financing that is needed to continue and expand its operations. If adequate funds are not available, or are not available on terms favorable to us, we may not be able to effectively to continue or complete the implementation of the business plan.


Dependence on Manufacturers, Distributors, Shippers, and Key Personnel

1. The Company does not have long-term or exclusive arrangements with any supplier, vendor or distributor that guarantees the availability of products for purchase or auction. From time to time the Company has experienced difficulty in obtaining sufficient product allocation from certain vendors. If the Company is not able to offer its customers or contractors sufficient quantities or a variety of products, the Company's business, financial condition and operating results will be materially adversely affected.
2. We are not certain that any manufacturer or distributor who supplies goods or services to our Company might not change their business practices, adjust their prices, modify their distribution requirements or distribution areas, or do anything else that may make it impossible to us to continually have access to the products that we intend to offer for sale to our "members".
3. The Company relies upon third party carriers to ship the products the Company sells. Therefore, the Company is subject to risks affecting a carrier's ability to provide delivery services to meet its shipping needs. In the past, the Company's failure to promptly deliver products has led to customer complaints and regulatory action against the Company. Failure to deliver the products the Company sells in a timely manner could materially adversely affect its business, financial condition and operating results.

4. HouseHold Direct is currently wholly dependent upon the personal efforts and abilities of our three full-time executive officers, only one of whom, John Folger, Chief Executive Officer, has any experience in the membership club industry. The loss or unavailability to us of the services of John Folger or Ann Jameson, Vice President of Operations, could have a material negative impact on our business prospects and any potential earning capacity; and, therefore, we have obtained "key-man" insurance on the lives of Mr. Folger and Ms. Jameson in the amounts of $1,000,000 and $1,000,000 respectively. If our level of operations significantly increases, the business may depend upon our abilities to attract and hire additional management and staff employees. It is possible that we will be unable to secure such additional management and staff when necessary.


The Voting Control Held by Present Management Could Significantly Impact Our Business.

As of the date of this prospectus, our current officers and directors beneficially owned 9,087,316 shares of our common stock, or approximately 23.30% of the shares of common stock deemed outstanding on such date for the purposes of the percentage calculation, including certain shares underlying options held by Mr. Folger and Ms. Jameson. As there are no cumulative voting rights, current management, by virtue of their stock ownership, can be expected to influence substantially the election of our Board of Directors and thereby continue to impact substantially our business, affairs and policies.


Legal Risks

1. It is possible that claims could be made against online services companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the material disseminated through their services. Several private lawsuits seeking to impose such liability upon other online services companies are currently pending.
2. In addition, legislation has been proposed in several states, including California, Maryland, Nevada, Virginia and Washington that imposes liability for, or prohibits the transmission over the Internet, of certain types of unsolicited e-mail or advertisements.
3. The imposition upon the Company and other online service providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings.
4. The Company does not carry liability insurance. Therefore, any costs incurred by the Company as a result of such liability or asserted liability could harm the Company's business, financial condition and results of operations.
5. Buyers of the Company's products may sue if they are harmed by any of the products whose sales the Company facilitates. Although the Company does not manufacture these products, the Company is exposed to potential liability. Liability claims could require the Company to spend significant time and money in litigation and to pay significant damages, which could harm the Company's business, financial condition and results of operations. Although the Company intends to disclaim all warranties and rely on the manufacturers to fulfill their warranty obligations, the Company cannot be certain that the manufacturers will be able to fulfill their warranty obligations. In addition, the Company believes that some disclaimers may be unenforceable under the laws of certain foreign jurisdictions.

6. The U.S. Patent Office recently issued several business-method patents having an impact on business conducted on the Internet, among them the business-method patents relating to `one click' online shopping transactions (whereby third party affiliates provide certain services, including book review, online) issued to Amazon.com. While the Company does not believe that any of the business process patents issued to date will directly impact the way the Company conducts business, there are no assurances that the U.S. Patent Office will not issue additional business-method patents which could have an adverse impact on the Company's business, forcing modification to some of the Company's business activities in order to avoid possible future claims of patent infringement. The recent granting of such patents is still being challenged. Furthermore, the likelihood and ability to enforce such broad patents remains undetermined. Nonetheless, the continued granting of such broad patents could, in the future, force the Company to change its method of advertising, as well as other important aspects of the Company's business, or face the risk of litigation.





Item 7.   Financial Statements.
(See Attached)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Current Dispute with Prior Years Accountants

Presently, the Company is having a fee payment dispute with its former independent certified public accountants, McGladrey & Pullen, LLP, formerly known as WallaceSanders & Company, who issued their report on the Company's consolidated balance sheets and related consolidated statements of operations, changes in shareholders deficit, and cash flows for the year ended December 31, 1999 and for the period from May 18, 1998 (inception) to December 31, 1998. Due to this dispute, McGladry & Pullen will not issue their consent to include in the current year's annual report for 10K-SB.

Their updated opinion on the audit they performed for the years 1998 and 1999 contained a paragraph explaining that due to the Company's net losses since inception and its severe liquidity problems, there is substantial doubt about the Company's ability to continue as a going concern. McGladry & Pullen's Report of Independent Certified Public Accountants appeared in the Form 8-K/A filed on or about June 28, 2000. The Company is not aware of any subsequent events, transactions or other matters that may effect the previous report. The Company states that there can be no assurance that the predecessor auditors would reissue the report in its original form without qualification if the fee dispute were resolved.

Change of Accountants

Prior to the completion of the Company's initial audit, the Company's independent accountants, King Griffin and Adamson, P.C., resigned effective April 17, 2000. The Company engaged WallaceSanders & Company, 8131 LBJ Freeway, Suite 875, Dallas, Texas 75251, to complete the audit upon resolution of its Board of Directors on April 24, 2000. On September 11, 2000, WallaceSanders & Company resigned as auditor. The Company subsequently retained the services of Bloom & Company. See below for further details.

As this was the Company's first audit, there has been no prior adverse opinion, disclaimer of opinion, modification or qualification by the Company's former independent accountants. While the Company knows of no specific reason or difference of opinion why its former accountants resigned, to issuer's knowledge there were no disagreements as to the Company's audit report as there had been no draft report given to issuer for review.

As a result of said resignation, there has not been any change in the scope of the audit nor has the Company's new accountants initiated any investigation or inquiry.

On September 11, 2000, the Company was notified that WallaceSanders & Company had merged with McGladrey & Pullen, LLP, and that WallaceSanders & Company would no longer be the auditor for the Registrant. On September 21, 2000, the Company appointed the accounting firm of Bloom & Company ("Bloom & Company"), as the Company's new outside auditors, subject to shareholder ratification of such appointment on the Company's next annual meeting or, if called prior thereto, special shareholders' meeting. Due to the Company's increased financing and development activities, as well as the Company's expected future operations, the Board had determined that the Company's requirements would be better served by Auditors who are situated in close proximity to the Company's management office and, based on a review of several accounting firms, selected Bloom & Company, which has public company and auditing experience.

Prior to engaging Bloom & Company, the Company consulted with Bloom and Company as to its qualifications, experiences and ability to audit the Company's financial statements. The Company and Bloom & Company did not have substantive discussions regarding the application of accounting principals to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements and there are no reports nor written or oral advice provided by the new accountants' used in deciding to retain Bloom & Company. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.



Article III


Item 9.   Directors, Executive Officers, Promoters and Control Persons

The Company's Executive Officers and directors are as follows:


John D. Folger, President and Chief Executive Officer, and Director, age 50. Since February of 1997 as President, CEO and Chairman of the Company, has organized a unique national membership program into a publicly held enterprise. He has developed operational plans, business structures and mandates and has led the Company from concept, through development and currently launching operational phase. Mr. Folger has over 25 years experience in conceptual marketing structure as direct employee, consultant, and principal. He has a diverse executive management background with substantial credits in the creation and implementation of market expansion strategies for public and privately held companies. During this period he has: 1) created a master and sub-franchise system for Business Exchange International; 2) developed marketing plans for a wholly owned subsidiary of Bristol-Myers/Drackett and Business Exchange International; 3) developed financing programs for Finlandia Industries; 4) developed multiple office recruiting and operating strategies for Amour Funding/The Investor Group; and, 5) designed, in conjunction with Online Business Associates, The Virtual Visitor Center Internet-based applications. From January 1, 1992 through May of 1993, Mr. Folger served as Vice President of Finlandia Industries; from June of 1993 through December of 1994 as President of MBA Financial Corp; from January of 1995 through January of 1997 as Vice President of Online Business Associates, Inc.

Ann D. Jameson, Vice President, Secretary/Treasurer, and Director, age 58. Jameson's 28 years of experience includes positions with The Hartford Insurance Group and Carvel Corporation. She has developed managerial expertise in key areas of strategy assessment, policy development, and project methods, data processing systems development projects, procedures and training, human resources and corporate relations. She developed programs and strategies that addressed employee involvement, innovation and community service as Manager of Community Affairs and Employee Services.

Prior to her association with the Company, Jameson's focus was directed toward the development and support of programs and strategies to a client base of corporate/small business levels, healthcare, professional/community organizations, service/recreational agencies, and tourism as Executive Assistant with Laughter Works Seminars, Fair Oaks, CA. Her professional activities include director positions with the National and Connecticut Employee Services and Recreational Associations, as well as special events including New York Medical College, "This Close" for Cancer Research, and the Michael Bolton Foundation.

Both Mr. Folger, and Ms. Jameson are currently involved in the completion of the winding up of Preferred Consumer Network International, Inc. ("PCNI"). PCNI entered into an operating agreement with United Buyers Service of Massachusetts and Connecticut (entities owned by Mr. Folger), which was engaged in the sale of memberships in and the operation of a consumer wholesale buyers club. As a result of the failure of these businesses, certain withholding taxes were left unpaid. The Internal Revenue Service ("IRS") has instituted collection of the payroll taxes and placed liens on certain real property of Mr. Folger and Ms. Jameson. Both parties are currently attempting to obtain and complete a settlement of the IRS claims.


Item 10. Executive Compensation.

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2000:

                                      Summary Compensation Table

                                                                 Awards               Payouts
                                                                     -----------------------
Name and                                              Other     Restricted
Principal                                 (a)         Annual       Stock     Options/   LTIP
Position              Year     Salary    Bonus     Compensation   Awards(#)   SARS(#)  Payouts
---------             ----     ------    -----     -------------  ---------  --------  -------

John Folger
 President, CEO       2000   $  75,000      --       9,932(1)        --        --         --
 and Director         1999      75,000      --       4,226           --    870,000        --
                      1998(3)
Ann Jameson
 Vice President       2000   $  75,000      --       4,250(2)        --                   --
 Secretary-           1999      75,000      --       4,250           --    750,000        --
 Treasurer            1998(3)
 and Director


(1)  Includes Auto Allowance and Medical Insurance
(2)  Includes Auto Allowance Only
(3)  There was no Officers Payroll for the year 1998

Directors are not paid or reimbursed for attending meetings.

There were no options granted to employees during the year 2000.


Item 11. Security Ownership of Certain Beneficial Owners and Management of Household Direct. Com, Inc.

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.


Names and Address of              Title of     Amount and Nature of      Percent of
  Beneficial Owner                  Class        Beneficial Ownership      Class
--------------------               ------      ---------------------      --------

John D. Folger, President            Common          4,228,745(1)         10.85%
CEO, Director, Chairman
900 Main Street S.
Southbury, CT 06488

Ann D. Jameson, Vice-President       Common          3,571,428(2)          9.16%
Secretary, Treasurer, Director
900 Main Street S.
Southbury, CT 06488

Alfred T. Werner,                    Common          1,000,000             2.56%
Chief Technology Officer
900 Main Street S.
Southbury, CT 06488

L. Dean Barnes                       Common          1,187,143(3)          3.04%
Vice President of Sales
900 Main Street S.
Southbury, CT 06488

Officers and Directors               Common          9,087,316(4)         23.30%
As a class  4 persons

(1) Included in the shares are options to purchase 870,000 common shares granted in November 1999 (2) Included in the shares are options to purchase 750,000 common shares granted in November 1999 (3) Included in the shares are options to purchase 397,500 common shares granted in November 1999 (4) Included in the calculation of percent of class are 2,445,000 options to purchase shares at various prices


Item 12.   Certain Relationships and Related Transactions

Directors, Officers and Shareholders of the Company, John Folger and Ann Jameson, have entered into various transactions with the Company since inception. In the years 1999 and 2000, they deposited cash of $863,440 and withdrew cash of $553,442. They loaned their personal shares of the Company that were used to pay vendors valued at $267,235. They also loaned their shares for the acquisition of Thunderstick and Megappliance valued at $39,720.

As of December 31, 1998, PCNI was wholly owned by John Folger. During 1999, the Company made payments totaling $190,622 on behalf of PCNI. It was determined that this amount would not be collected by the Company and therefore written off against the amounts payable to related parties. In year 2000, John Folger and Ann Jameson received 2,857,142 common shares of the Company valued at $162,125 in payment of a significant portion of their loan. The balance of the loan due them on December 31, 2000 was $265,705.


Item 13.   Exhibits and Reports on Form 8-K


1. Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about March 9, 2000.

2. Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about September 22, 2000.

3. Incorporated by reference to Registrant's Form 8-KA filed with the Commission on or about March 22, 2000.

4. Incorporated by reference to Registrant's Form 8-K filed with the Commission on or about December 2, 2000.





SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southbury, State of Connecticut, on March 31, 2001.


                           HOUSEHOLD DIRECT.com, INC.



                           By:            s/ John D. Folger
                           ----------------------------------------
                           John D. Folger
                           President
                           Chief Executive Office
                           (Principal Executive Officer)

                                          s/ Ann D. Jameson
                            ----------------------------------
                            Ann D. Jameson
                            Chief Financial Officer
                            (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1933, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.




s/ John D. Folger         March 31, 2001
----------------------------------------
John D. Folger                  Date



s/ Ann D. Jameson         March 31, 2001
----------------------------------------
Ann D. Jameson                    Date

PART II

ITEM 7.  FINANCIAL STATEMENT

                           HOUSEHOLD DIRECT.COM, INC.
                         INDEX TO FINANCIAL STATEMENTS



       Contents                                                     Page



Consolidated Balance Sheet at December 31, 2000                      F-1


Consolidated Statements of Operations for the
 years ended December 31, 2000 and 1999 and from
Inception to December 31, 2000                                       F-3

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2000 and 1999 and from             F-5
Inception to December 31, 2000

Consolidated Statements of Cash Flows for the
 years ended December 31, 2000 and 1999 and from
Inception to December 31, 2000                                       F-7


Notes to Consolidated Financial Statements                           F-9

Consent of Certified Public Accountant                                 F

Independent Auditors' Report                                           F

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000



                                     Assets



Current assets:
     Cash and cash equivalents                              $              --
     Prepaid expenses and other current assets                          4,600
     Inventory                                                         64,056
                                                                      -------

         Total current assets                                          68,656

Property and equipment, net                                           113,989

Intangible assets, net                                                 41,991
Other assets - contracts receivable                                    58,500
Deposits as security                                                    7,564
                                                                    ---------

         Total assets                                               $ 290,700
                                                                      =======



The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000
                                   (CONTINUED)



                      Liabilities and Shareholders' Deficit

Current liabilities:
     Accounts payable                                              $ 1,451,773
     Accrued salaries                                                  500,324
     Current portion of note payable                                     8,072
     Amounts payable to related parties                                265,705
                                                                    ----------

         Total current liabilities                                   2,225,874

Note payable, net of current portion                                    23,031
Deferred revenue                                                        54,000

Commitments and contingencies

Shareholders' deficit:
Common stock, 50,000,000 shares of $0.001 par value
         authorized; 34,145,276, Shares issued and outstanding
         at December 31, 2000                                           34,145
     Additional paid-in capital                                      4,749,666
     Common stock subscriptions receivable                             (34,355)
     Deficit accumulated during the development stage               (6,761,661)
                                                                     ---------

         Total Shareholders' deficit                                (2,012,205)
                                                                     ---------

         Total liabilities and shareholders' deficit             $     290,700
                                                                    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   HOUSEHOLD DIRECT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For Year Ended                    May 18, 1998
                                                            December 31,                   (Inception) to
                                                            ------------
                                                        2000               1999          December 31, 2000
                                                        ----               ----          -----------------
 Revenues:
     Consulting services                            $  174,300          $   53,418           $     227,718
     Membership Fees                                    35,903                  --                  35,903
     Sales                                             236,357                  --                 236,357
                                                     ---------             -------               ---------

Total revenues                                         446,560              53,418                 499,978
Cost of sales                                          214,322                  --                 214,322
                                                     ---------             -------                --------

Gross profit                                           232,238              53,418                 285,656

Operating expenses:
     Salaries and benefits                             665,624             430,581               1,116,080
     Research and development                          606,596             121,072                 737,668
     Depreciation and amortization                      69,159              23,610                  92,205
     Consulting fees                                 1,226,753             688,213               1,943,422
     General and administrative                      1,560,853           1,014,331               2,836,363
                                                     ---------           ---------               ---------

     Total operating expenses                        4,128,985           2,277,807               6,725,739
                                                     ---------           ---------               ---------

Loss from operations                                (3,896,747)         (2,224,389)             (6,440,083)
                                                     ---------           ---------               ---------

Other expense:
     Interest expense                                      964                 877                   1,841
     Loss from subsidiary PCNI                              --                  --                 319,737
                                                    ----------           ---------               ---------

     Total other expense                                   964                 877                 321,578
                                                    ----------           ---------               ---------

Net income before income tax                        (3,897,711)         (2,225,266)             (6,761,661)
Income tax provision                                        --                  --                      --
                                                    ----------           ---------               ---------

Net loss                                        $   (3,897,711)     $   (2,225,266)         $   (6,761,661)
                                                     =========           =========               =========

Net loss per weighted average share
    of common stock outstanding                       $ (.16)            $ (.12)                  $ (.33)
                                                         ===                ===                      ===

Weighted average number of shares of
    common stock outstanding                        24,409,500          17,902,094              20,383,377
                                                    ==========          ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For Year Ended                May 18, 1998
                                                                                  December 31,                (Inception) to
                                                                                  ------------
                                                                          2000                1999
                                                                          ----                ----
December 31, 2000

Cash flows from operating activities
   Net loss                                                             (3,897,711)      $ (2,225,266)      $ (6,761,661)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                         57,760             21,530             78,726
       Goodwill Amortization                                                11,399              2,080             13,479
       Services in exchange for stock and options                        2,013,506            479,503          2,618,249
       Interest paid with stock                                                 --                 --             20,500
       (Increases) decreases in operating assets:
           Accounts receivable                                             (58,500)            (4,600)           (63,100)
            Prepaid expenses and other current assets                        9,565             (9,565)                --
            Deferred Compensation                                           15,000                 --                 --
            Inventory                                                      (64,056)                --            (64,056)
       Increases (decreases) in operating liabilities:
           Accounts payable                                                780,432            655,099          1,451,773
           Amounts payable to related parties                              (84,277)           162,386            107,830
           Deferred revenue                                                 54,000                 --             54,000
           Accrued Salaries                                           (     60,873)                --            339,127
                                                                       -----------          ---------          ---------

              Net cash used in operating activities                     (1,223,755)          (918,833)        (2,205,133)
                                                                       -----------            -------          ---------

Cash flows from investing activities:
     Cash acquired from acquisition of Thunderstick
       investment in Megappliance                                               --             17,815         (  18,720)
     Purchase of software                                                  (36,750)               --          (  36,750)
     Additions to property and equipment                                   (98,120)           (79,603)        ( 192,715)
     Deposits as security                                                 (  7,564)                --         (   7,564)
                                                                           -------         ----------          --------

              Net cash used in investing activities                       (142,434)           (61,788)         (255,749)
                                                                           -------             ------           -------

Cash flows from financing activities:
     Stock issued for cash                                               1,311,694            902,179         2,390,834
     Cash received on stock subscriptions receivable                            --             38,645            38,945
     Advances on notes payable                                              32,000             11,000            43,000
     Payments on notes payable                                        (      8,518)         (   3,379)          (11,897)
                                                                       -----------           --------         ---------

 Net cash provided by financing activities                               1,335,176            948,445         2,460,882
                                                                       -----------           --------         ---------


                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)




                                                           For Year Ended               May 18, 1998
                                                             December 31,              (Inception) to
                                                             ------------
                                                        2000               1999
                                                        ----               ----
December 31, 2000

Net increase (decrease) in cash                         (31,013)        ( 32,176)         $     --

Cash, beginning of period                                31,013           63,189                 --
                                                         ------           ------             ------

Cash and cash equivalents, end of period                     --         $ 31,013            $    --
                                                         ======           ======             ======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

         Cash paid during the period
           for interest                                 $   964         $    877          $  2,494
                                                           ====             ====             =====

         Cash paid during the period for income taxes        --               --                --
                                                           ====            =====             =====

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

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


1999

1.       The Company issued 1,488,800 shares for services valued at $369,372.
2.       The Company received subscriptions for 50,000 shares valued at $23,000.
3. The Company borrowed 624,000 shares of common stock from stockholders in order to consummate the Thunderstick and Megappliance acquisition and reclassified $9,999 payables to related parties as paid-in capital.
4.       The Company issued 2,445,000 options for services valued at $125,131.


2000

1. The Company issued 100,000 shares to acquire a public company shell (CrossCheck) valued at $34,642.

2. The Company issued 124,000 shares to pay related parties loans in the amount of $39,720.

3. The Company issued 2,924,286 shares to pay accrued salaries and bonuses valued at $166,504. Of these shares, 1,785,714, which were valued at $101,328, were issued to two shareholder-officers of the Company.

4. The Company issued 2,922,435 shares valued at $660,892 for investor relations and professional services.

5. The Company issued 2,857,142 shares valued at $162,125 to repay loans made to the Company by officer-shareholders.

6. The Company issued 356,095 shares valued at $151,285 to consultants for research and development of the Company's Web site.

7. The Company issued 624,000 shares to pay back shares related parties lent to the Company so the Company could purchase Thunderstick, 500,000 shares, and Megappliance, 124,000 shares. Furthermore, the Company issued 500,000 shares in connection with the acquisition of Thunderstick

8. The Company issued 1,000,000 shares in exchange for $50,000 in cash and consulting services valued at $474,266.

                   HOUSEHOLD DIRECT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT


                                                                                                             Deficit
                            Common Stock          Additional      Stock                                       During        Total
                            ------------            Paid-in    Subscriptions    Options        Deferred    Development  shareholders
                         Shares     Par Value       Capital      Receivable   Outstanding    Compensation     Stage        Deficit
                         -------    ---------      --------    -----------    -----------    ------------  -----------   ----------
1998

Reinstatement and
 Recapitalization,
May 18, 1998             1,000,000    1,000      $      --       $     --       $     --                     $    --     $    1,000
Stock issued for
cash                     1,627,095    1,627        174,334             --             --                          --        175,961
Stock issued for
  Services                 914,000      914         99,626             --             --                          --        100,540
Stock issued for
  Purchase of PCNI      10,000,000   10,000             --        (10,000)            --                          --             --
Sale of PCNI                    --       --             --              1             --                          --              1
Stock issued in lieu
  of interest              175,905      176         20,324             --             --                          --         20,500
Stock issued for
  Subscriptions
  receivable               200,000      200         49,800        (50,000)            --                          --             --
Net loss                                 --             --             --             --                    (638,684)      (638,684)
                         ----------  -------     ---------        -------        -------        --------     -------       ---------

Balance, December
   31, 1998             13,917,000   13,917        344,084        (59,999)            --                    (638,684)      (340,682)

1999
----
Stock issued for cash    4,784,504    4,785        897,394             --             --                          --        902,179
Stock issued for
  services               1,488,800    1,489        367,883             --             --                          --        369,372
Stock issued for
  subscriptions
  receivable                50,000       50         22,950        (23,000)            --                          --             --
Cash received on
  stock subscriptions
  receivable                    --       --            --          38,645             --                          --         38,645
Reclassify related
  party payable                 --       --            --           9,999             --                          --          9,999
Options granted for
 services                       --       --            --              --        125,131                          --        125,131
Deferred
Compensation                                                                                   15,000                        15,000
Net Loss                        --       --            --              --            --           --       (2,225,266)   (2,225,266)
                        ----------    -----      --------         --------     --------      --------      -----------   ----------

Balance, December
   31, 1999             20,240,304  $20,241    $1,632,311        $ (34,355)    $125,131      $ 15,000    $ (2,863,950)   (1,105,622)

                   HOUSEHOLD DIRECT.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT
                                   (CONTINUED)



                                                                                                            Deficit
                            Common Stock          Additional      Stock                                       During        Total
                            ------------            Paid-in    Subscriptions    Options        Deferred    Development  shareholders
                         Shares     Par Value       Capital      Receivable   Outstanding    Compensation     Stage        Deficit
                         -------    ---------      --------    -----------    -----------    ------------  -----------   ----------
2000

Stock issued for cash,
  rights offering         408,359       408      122,099              --             --                          --         122,507
Stock issued for cash   2,212,655     2,213    1,136,974              --             --                          --       1,139,187
Stock issued for cash
   and services         1,000,000     1,000      523,266              --             --                          --         524,266
Stock issued for
 Services:
   Salaries             2,924,286     2,924      163,580              --             --                          --         166,504
   Investor relations,
      etc.              2,922,435     2,922      657,970              --             --                          --         660,892
   Repay loans          2,857,142     2,857      159,268              --             --                          --         162,125
   Research and
   Development            356,095       356      150,929              --             --                          --         151,285
Stock issued to
    return shares
     used  to acquire
     Thunderstick and
     Megappliance         624,000       624       39,096             --             --                           --          39,720
Stock issued to
  purchase Thunderstick   500,000       500        4,500             --             --                           --           5,000
Stock issued to
  purchase corporate
  shell (CrossCheck)      100,000       100       34,542             --             --                           --          34,642
Deferred Compensation                                                                          (15,000)                    ( 15,000)
Net Loss                       --        --        --                --             --              --       (3,897,711) (3,897,711)
                       ----------   -------       -------      ---------      --------        --------        ---------  ----------
Balance, December
   31, 2000            34,145,276   $34,145   $4,624,535     $(  34,355)    $  125,131        $     --     $(6,761,661) $(2,012,205)
                       ==========   =======   ==========       =========     =========        ========        =========   =========

The accompanying notes are an integral part of the financial statements.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION

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

On July 10, 1998, RDI exchanged 10,000,000 shares of common stock for all of the outstanding stock of Preferred Consumer Network International, Inc. ("PCNI").

PCNI, incorporated on June 13, 1997, was engaged in the business of developing and operating a wholesale buying club that, in addition provided buying, marketing and financial services to third party owned wholesale buying clubs. The traditional buying club business model (the "Traditional Model") being utilized by PCNI was predicated on the sale of memberships to the general public, which memberships entitled the holders to purchase goods and services through the wholesale buying club at wholesale prices (exclusive of separately charged taxes, handling and shipping charges and a processing fee of up to 10%). During the fourth quarter of 1998, RDI elected to suspend development and implementation of the Traditional Model in preference to a new business model (the "New Model") predicated on the mass marketing (through telemarketing and the Internet) of memberships. Additionally, the operations of PCNI, based on the Old Model were suspended and PCNI became inactive. Subsequently, RDI sold all of the issued and outstanding capital stock of PCNI to Mr. John Folger (the President, a member of the Board of Directors and a principle shareholder of
RDI) for nominal consideration of $1.00.

RDI, in furtherance of the development of the New Model, entered into several acquisitions during 1999. On May 7, 1999, the Company acquired all of the common stock of Thunderstick LLC in exchange for 1,000,000 shares of the Company's common stock. A shareholder loaned 500,000 shares to the Company and the shares were given as 50% of the consideration to the former shareholders of Thunderstick. The Company recorded a liability of $5,000 as due to the former owner of Thunderstick, pending the issuing of an additional 500,000 shares. In May 2000, the Company issued the additional 500,000 shares to the former shareholders of Thunderstick and charged off the liability. Thunderstick, through its wholly-owned affiliate Thunderstick Software, LLC, is engaged in the business of developing and marketing Internet software which will be utilized to support the Company's Web site and e-commerce operations and in providing similar services, on a consulting basis, to third parties.

 In July, 1999, RDI, changed its corporate domicile from Florida to Delaware, and its name to HouseHold Direct.com, Inc. (the "Company"). These changes were effectuated by merging the Company into its wholly-owned Delaware subsidiary, and such merger had no impact on the shareholders or the capital accounts of the Company.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION (Continued)

In September, 1999, the Company entered into an acquisition agreement with Megappliance, Inc. ("Mega") pursuant to which the Company agreed to acquire a Web site (including software, technology and related commercial relationships) in exchange for 124,000 shares of the Company's common stock.

On March 9, 2000, the Company executed an Agreement and Plan of Merger with CrossCheck Corp., a Colorado corporation ("Cross") and a Letter Agreement with the shareholders of Cross. Pursuant to such agreements, the Company merged Cross (which had no business operations but was registered, and fully reporting, under the Exchange Act) into the Company so that the Company could achieve "successor issuer" status under the Exchange Act. In connection with such merger which was consummated on March 20, 2000, the Company paid $150,000 in cash and issued 100,000 shares of common stock of the Company to the former shareholders of Cross. The Company expensed the acquisition in the second quarter of 2000 in the amount of $164,130.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $6,761,661 for the period from May 18, 1998 (inception) to December 31, 2000, and has used cash in operations of $2,205,133 for the period from May 18, 1998 (inception) to December 31, 2000. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

Research and Development Costs

Research and development costs are expensed as incurred.

Start-up Costs

The Company has implemented the Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5) which requires costs of start up activities to be expensed as incurred.

Revenue Recognition

Revenue for services is recognized when the service is rendered, while product revenue is recognized when the product is shipped to the customer. Revenue consisted of products sold and shipped pursuant to the operating agreements with PCNI and PCS, consulting services performed by Thunderstick, and service income earned related to the contract entered into with Personal Consumer Services, Inc. ("PCS").

Deferred Revenues

Deferred revenues, as presented on the balance sheet, relate to unpaid service agreement fees to be paid by PCS from uncollected accounts receivable of Personal Consumer Services, Inc (PCS). Due to the uncertainty of collection history of PCS, only the fee actually paid by PCS to the Company during the year and the first two months of 2000 were recorded as revenue. Only revenues projected to be collected in the next year are shown as current.

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

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities for which it is practicable to estimate. At December 31, 2000, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available for similar loans

Goodwill/Intangibles

Goodwill reflects the excess of purchase price over the fair value of net assets purchased and is amortized on a straight-line basis over 3 years.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory of merchandise available for resale was $64,056, at December 31, 2000:

Common  Stock Issued for Consideration Other Than Cash

When common stock is issued for consideration other than cash, the fair market value of the stock or the fair market value of the property or services, whichever is more objectively determinable is used to record the transaction. The quoted market values of the shares, restricted as to marketability, are discounted for limited liquidity. The discount factor is computed as the difference between the average price of the shares issued for cash, computed from the beginning of the year until the date of transaction, and the market price of the shares at the date of transaction. The average cash prices, during the current year, are used: to recognize substantial yearly changes in the nature and size of the Company's operations; to reduce the impact of random price movements associated with low volume transactions; and to incorporate recently available market value information.

Website Development Costs

The Company accounts for website development costs in accordance with the AICPA Statement of Position 98-12, "Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use". Computer software costs that are incurred in the preliminary project stage are expensed as incurred. Internal and external costs incurred to develop

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

internal-use software during the application development stage are capitalized. Post implementation and operation costs of training and maintenance are expensed as incurred.

Loss per Share

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

Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income ax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assts to the amount expected to be realized.

NOTE 3.  ACQUISITIONS AND SALES

Preferred Consumer Network International, Inc. ("PCNI")

On July 10, 1998, the Company acquired PCNI in exchange for 10,000,000 shares of common stock at $0.001 par value per share. This acquisition was accounted for by using the purchase method of accounting, and accordingly the deficit assumed was initially recorded by the Company based on estimated fair values at the date of acquisition:

               Deficit                               $   (693,716)
               Goodwill                                   703,716
                                                          -------
               Purchase consideration                $     10,000
                                                          =======

On December 31, 1998, the Company sold PCNI to a major shareholder of the Company for $1 and the payment by Mr. Folger to the Company of $190,622 due from PCNI to the Company. Two officers of the Company are currently involved in winding up the business of

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  ACQUISITIONS AND SALES (Continued)

Preferred Consumer Network International, Inc. PCNI had entered into an operating agreement with United Buyers Service of Massachusetts and Connecticut, which was engaged in the sale of memberships in and the operation of a consumer wholesale buyers club. As a result of the failure of these businesses, certain payroll taxes were left unpaid. The Internal Revenue Service ("IRS") has instituted collection of the payroll taxes and placed liens on certain real property of Mr. Folger and Ms. Jameson. Both parties are currently attempting to obtain and complete a settlement of the IRS claims.

Thunderstick, Inc.

On May 7, 1999, a related party loaned to the Company 500,000 shares of .001 par value per share personally held common stock (par value $5,000) of the Company which the Company utilized for 50% of the purchase consideration for all of the stock of Thunderstick. The Company agreed to replace the shares so applied and therefore, $5,000 was included in amounts payable to related parties at December 30, 1999. The outstanding portion, 500,000 shares of common stock (par value $5,000), was issued in May 2000 by the Company from its authorized but unissued common stock.

This acquisition was accounted for by using the purchase method of accounting, and accordingly the equity assumed was initially recorded by the Company based on estimated fair values at the date of acquisition:

                 Equity                               $   28,580
                 Negative goodwill                       (18,580)
                                                          ------

                 Purchase consideration               $   10,000
                                                          ======

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


Megappliance, Inc. ("Mega")

On September 9, 1999, a related party loaned 124,000 shares of personally held stock of the Company valued at $34,720 to the Company which was utilized by the company to acquire certain asset of Mega. This acquisition was accounted for by using the purchase method of accounting, and accordingly the assets assumed were initially recorded by the

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3.  ACQUISITIONS AND SALES (Continued)

Company based on estimated fair values at the date of acquisition:


             Computer equipment                   $ 16,000
             Goodwill                               18,720
                                                    ------
             Purchase consideration               $ 34,720
                                                   =======

The Company replaced the shares so applied on August 2, 2000.

America's Hometown Brand Center Hometown Brand Center

In November 2000, the Company announced it had entered into an agreement to purchase 100% of the outstanding shares of America's Hometown Brand Center Hometown Brand Center, Inc. (AHBC). The agreement called for total cash payments of $350,000 in the first 90 days. $100,000 due at closing and $250,000 due within 90 days. The closing should have taken place on or before December 20, 2000. The Company did not have the cash available to make the initial payments. On January 25, 2001 the agreement was terminated.

NOTE 4.  RELATED PARTY TRANSACTIONS

 Directors, Officers and Shareholders of the Company, John Folger and Ann Jameson, have entered into various transactions with the Company since inception. In the years 1999 and 2000, they deposited cash of $863,440 and withdrew cash of $553,442. They loaned their personal shares of the Company that were used to pay vendors valued at $267,235. They also loaned their shares for the acquisition of Thunderstick and Megappliance valued at $39,720.

As of December 31, 1998, John Folger wholly owned PCNI. During 1999, the Company made payments totaling $190,622 on behalf of PCNI. It was determined that this amount would not be collected by the Company and therefore written off against the amounts payable to Mr. Folger. In year 2000, John Folger and Ann Jameson received 2,857,142 common shares of the Company valued at $320,000 in payment of a significant portion of their loan. The balance of the loan due them on December 31, 2000 was $106,330.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000:

           Office equipment                  $   58,795
           Motor Vehicles                        49,565
           Computer equipment                    58,603
           Computer software                     25,452
                                                -------
                                                192,715
            Less:  accumulated depreciation   (  78,726)
                                               --------

                                              $ 113,989
                                                =======

Depreciation expense for the two years ended December 31, 2000 were $21,530 for 1999 and $57,760 for 2000.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6.  FORMATION OF ADDITIONAL SUBSIDIARIES

During the year 2000, the Company formed additional wholly owned subsidiaries for the purpose of expanding and pursuing other related business opportunities; none of which subsidiaries are, or have been, actively engaged in business.

NOTE 7.  AGREEMENT WITH PERSONAL CONSUMER SERVICES, INC.

 During the early part of 1999, the Company entered into negotiations with Personal Consumer Services, Inc. (PCS), a third party wholesale buying club located in Atlanta, GA. In order to sustain PCS's operations and maintain their brand name integrity, the Company advanced PCS in 1999 $256,235 against their accounts receivable and prospective membership renewal fees. In 1999, because of the uncertain value of PCS's underlying accounts receivable and continued membership participations, the Company expensed $256,235 as bad debts.

In January 2000, the Company finally entered into a service agreement (the "Agreement") with PCS. The Company was to provide services for PCS members in exchange for a base fee and monthly retainer as defined in the Agreement. The Agreement expires in December 2005 with an option to extend the term for an additional five years. As of December 31, 2000, the value of what the Company is owed is approximately

$600,000 from PCS, of which $595,500 has been recorded as deferred revenue. The Company has had no prior history of collection on this receivable, which is secured by only membership, and accounts receivable of PCS that in most instances are at least one year old. Because of this fact, the Company has set up a reserve of $541,500 against the receivable which is offset as a reduction of deferred revenue. In 2000, the Company advanced $190,060 to sustain the PCS operation. Because of the uncertainty of the receivable, the Company expensed the advance of $190,060 as bad debts. In November, 2000 and January, 2001, the Company closed the Atlanta and Birmingham operations to conserve cash flow, respectively.

                           HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 8.  INTANGIBLE ASSETS/GOODWILL

       Investment CISI                            $36,750
       Investment Megappliance                     18,720
                                                   ------
        Total                                      55,470

       Less:  Accumulated Amortization             13,479
                                                   ------
                                                  $41,991
                                                   ======

For the two years ended December 31, 2000, amortization of Intangible Assets was $11,339 and $2,080, respectively.

NOTE 9.  PURCHASE OF CROSSCHECK CORP.("CROSS")

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

NOTE 10.  INCOME TAXES

 The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company had NOLs of approximately $6,761,661 at December 31, 2000, primarily because of the development stage expenses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:



            Year loss       Expiration      Loss          Estimated
             incurred           Date       Amount         Tax Asset
                1998            2018    $   638,684      $   223,940
                1999            2019      2,225,266          778,843
                2000            2020      3,897,711        1,364,199
                                          ---------        ---------
         Total                            6,761,661        2,366,982
         Valuation Allowance                              (2,366,982)
                                                           ---------
                                                         $        --
                                                           =========



                             HOUSEHOLD DIRECT.COMNC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these NOLs may expire unused and, accordingly, has established a valuation allowance against them. The valuation allowance of $223,940 as of December 31, 1998 was increased by $778,843 and $1,364,199, in 1999 and 2000, respectively, as a consequence of recognizing additional deferred tax assets in those years.


NOTE 11.  NOTE PAYABLE

On April 7, 1999, the Company entered into a note payable agreement with a third party for $13,500. A $2,500 payment was made by the Company. The note payable bears interest at 12% per annum and requires monthly principal and interest payments of $518 beginning May 1, 1999. The balance of note payable, $2,020, is payable by May 1, 2001.

On August 18,2000, the Company entered into a note payable agreement with a third party for $35,525 to purchase an auto. A $540 payment was made by the Company at the signing of the agreement. The note bears interest at 2.16% which is an inducement by the auto Company to attract buyers. The Company has not discounted the value of the asset purchased to better reflect the market rate of interest. Monthly payments are $561.70 and the note expires on July 18, 2005.



                    2001                      $   6,052
                    2002                          6,212
                    2003                          6,376
                    2004                          6,545
                    2005                          3,898
                                                 ------
                                               $ 29,083
                                                 ======


NOTE 12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space under an operating lease that requires monthly rental payments of approximately $2,522 and expires April 30, 2002. Total rent expense related to this lease totaled $22,698 for the year ended December 31, 1999 and $30,939 for the year ended December 31, 2000, and this information is included in general and administrative expenses in the accompanying consolidated statement of operations.

Future minimum lease payments are as follows:

Year ended December 31, 2000:

                     2001                                $ 31,866
                     2002                                   8,025
                                                          -------
                                                         $ 39,891
                                                          =======

                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these NOLs may expire unused and, accordingly, has established a valuation allowance against them. The valuation allowance of $223,940 as of December 31, 1998 was increased by $778,843 and $1,364,199, in 1999 and 2000, respectively, as a consequence of recognizing additional deferred tax assets in those years.

NOTE 12.  COMMITMENTS AND CONTINGENCIES (Continued)

Internal Revenue Service Contingent Liability

PCNI, a temporary wholly owned subsidiary of the Company during five months in 1998, was subsequently purchased and is currently owned by another shareholder of the Company. PCNI has been assessed a tax liability by the Internal Revenue Service ("IRS") for taxes, related to wages paid to employees, for an approximate total amount of $83,000. It is the opinion of the Company's legal counsel that this liability will not significantly impact the Company. However, there is currently no legal determination as to whether the Company may be liable, at some point, for the entire amount. As of December 31, 2000, the Company recorded approximately $11,000 of this liability that was incurred during the time of temporary ownership. This amount is included in accounts payable in the accompanying consolidated balance sheets.

Officers Employment Agreements

During the year 2000, the Company had employment agreements with seven of its employees with annual salaries ranging from $75,000 to $120,000 per year and terms ranging from 2 to 5 years. Maximum annual incentive bonuses based on earnings range from $75,000 to $125,000 per year for three of the four contracts remaining currently. Four of the seven employees have resigned from the Company and their contracts have been cancelled.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s) will not have a material adverse impairment on the Company's financial position or its results of operations.

                             HOUSEHOLD DIRECT.COMNC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13.  CAPITAL STOCK

Common Stock Shares  Issued

During 1998, the Company issued an aggregate of 12,917,000 shares of Common Stock at $.001 par value ("the Common Stock"). The aggregate consideration received by the Company in connection with the issuance of such shares consisted of (a) $175,961 in the form of cash payments, received in connection with the issuance of 1,627,095 shares, (b) $100,540 in the form of services performed for or an behalf of the Company received in connection with the issuance of 914,000 shares, (c) 175,905 shares issued in lieu of interest of $20,500: and (d) on December 28, 1998, the Company issued 200,000 shares at $0.25 per share to an unrelated third party under the terms of a stock subscription agreement; the amount is payable on demand.

The outstanding stock subscriptions are classified in the accompanying consolidated balance sheets and statement of changes in shareholders' deficit as a contra account to shareholders' deficit. No payments for stock subscriptions, were received as of December 31, 1998. The Company also received all of the outstanding shares of the capital stock of PCNI in connection with the issuance of (e) 10,000,000 shares of the Company's common stock. The 10,000,000 shares were recorded as common stock subscriptions receivable since it was deemed that the purchase of PCNI resulted in little to no value to the Company. During calendar year 1999, the Company issued an additional 6,323,304 shares of Common Stock ("the Additional Shares"); and in connection with such issuance received
(f) $902,179 in the form of cash in connection with issuance of 4,784,504 Additional Shares, (g) $369,372 in the form of services in connection with the issuance of 1,488,800 Additional Shares; and (h) on April 6, 1999, the Company issued 50,000 shares at $0.46 per share to an unrelated third party under the terms of a stock subscription agreement; the amount is payable on demand. The outstanding amounts are classified in the accompanying consolidated balance sheets and statement of changes in shareholders' deficit as a contra account to shareholders' deficit. A total amount of $38,645 was received as of December 31, 1999 in respect of all stock issued for subscriptions receivable. The $9,999 stock subscriptions receivable related to the PCNI transaction were reclassed against the amounts payable to related parties balance at December 31, 1999.

All stock for  services  were valued at the average  stock for cash value .01 to
 .50 in 2000 ($.19 in 1999 and $.11 in 1998). However, where specific values of services could be determined, those values were used to record the transactions.

The quoted market values of the shares, restricted as to marketability, were discounted for limited liquidity. The discount factor was computed as the difference between the average price of the shares issued for cash, computed from the beginning of the year until the date of transaction, and the market price of the shares at the date of transaction. The average cash prices, during the current year, are used: to recognize substantial yearly changes in the nature and size of the Company's operations; to reduce the impact of random price movements associated with low volume transactions; and to incorporate recently available market value information. The computed discount factors ranged between 37% to 47.6% of the market values in the year ended December 31, 2000,

Detail Stock Transactions

For the period from May 18, 1998 to December 31,  2000,  for the common stock of
the  Company,  the  dates  of  issuance,   number  of  shares  issued,  type  of
consideration received, and the value of the shares issued are presented below:

1998


                                                                   Number of
                             Issue Date                      Shares               Amount
Stock issued in for cash:
                               May 18                         1,000,000         $    1,000
                               August 20                        125,000             13,750
                               October 2                        245,000             51,500
                               October 6                        200,000                500
                               October 20                        50,000              1,000
                               October 9                        135,000              8,100
                               November 6                       792,095             92,311
                               November 24                       55,000              6,050
                               December 3                        25,000              2,750
                                                            -----------           --------

                                                              1,727,095            176,961
Stock issued in lieu of interest:
                               November 20                      175,905             20,500

Stock issued for acquisition of PCNI:
                               July 10                       10,000,000             10,000
Stock issued for subscriptions receivable:
                               December 28,                     200,000             50,000
Stock issued for services:
                               August 26                        100,000             11,000
                               September 17                     180,000             19,800
                               October 6                        224,000             24,640
                               October 20                       100,000             11,000
                               November 16                      210,000             23,100
                               November 23                       25,000              2,750
                               December 8                        50,000              5,500
                               December 15                       25,000              2,750
                                                               --------            -------

                                                                914,000            100,540
                                                                -------            -------

                               Total 1998                    13,917,000          $ 358,001
                                                             ==========            =======

                             HOUSEHOLD DIRECT.COMNC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. CAPITAL STOCK (Continued)

Detail Stock Transactions (Continued)

1999
----

                                                              Number of
                                    Issue Date                Shares                Amount
                                    ----------                ---------            --------
Stock issued in 1999 for cash:
                                    February 2                  150,000           $   35,500
                                    February 11                 101,000               46,020
                                    February 16                  50,000               23,000
                                    February 18                 100,000               46,000
                                    February 19                 250,000               98,250
                                    February 23               1,300,000              130,000
                                    February 25                 100,000               19,000
                                    March 3                     369,109               60,189
                                    March 8                     200,000               38,000
                                    March 18                    550,000              136,355
                                    March 19                    300,000               75,000
                                    May 4                       505,000               11,870
                                    May 14                      100,000               15,645
                                    December 6                  494,117               80,000
                                    December 20                 215,278               87,350
                                                              ---------             --------

                                                              4,784,504           $  902,179
Stock issued for subscriptions receivable:
                                     April 6                     50,000           $   23,000
Stock issued for services:
                                    February 2                  150,000           $   57,300
                                    February 11                 138,300               26,277
                                    February 23                 195,000               37,050
                                    March 1                     100,000               76,700
                                    March 3                      50,000                9,500
                                    May 4                        70,000               13,300
                                    August 2                     15,000                2,850
                                    August 9                    100,000               19,000
                                    September 22                 86,500               16,435
                                    December 6                  515,000               97,850
                                    December                     69,000               13,110
                                                             ----------             --------

                                                              1,488,800              369,372

                                    Total 1999                6,323,304          $ 1,294,551
                                                              =========            =========


                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. CAPITAL STOCK (Continued)

Detail Stock Transactions (Continued)

2000

                                                               Number of
                                    Issue Date                   Shares             Amount
Stock issued in 2000 for cash:
                                    January 3                   215,000          $  191,586
                                    January 19                  385,000             292,600
                                    April 3                     442,478             435,000
                                    April 3                     180,000              90,000
                                    May 31                      210,527              40,000
                                    October 6                   408,359             122,507
                                    October 20                  384,650              50,000
                                    November 7                  145,000              25,000
                                    November 27                 250,000              15,000
                                                              ---------           ---------

                                                              2,621,014           1,261,694
Stock issued for cash and services
                                    January 3                 1,000,000          $  524,266

Stock issued to related parties as return of loan of shares:
                                    August                      500,000               5,000
                                    August 7                    124,000              34,720
                                                                -------             -------

                                                                624,000              39,720
Stock issued to officers in lieu of salaries:
                                    December 11                  22,500                1845
                                    December 27               1,785,714             101,328
                                    December 27               1,116,072              63,330
                                                              ---------            --------

                                                              2,924,286             166,504

Stock issued for payment of loans made to the Company:
                                    December 27               2,857,142             162,125

Stock issued to purchase corporate shell (CrossCheck):
                                    May 8                       100,000              34,642

Stock issued to acquire consulting business (Thunderstick):
                                    May 31                      500,000               5,000


                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 13. CAPITAL STOCK (Continued)

Detail Stock Transactions (Continued)

2000

Shares issued for research and development- Website
                                    January 26                  200,000       $  131,067
                                    June 14                       3,800            1,011
                                    November 7                   82,570           10,412
                                    November 8                   69,725            8,794
                                                                 ------        ---------

                                                                356,095          151,284

Stock issued for investor  relations,  consulting,  technical,  and professional fees:
                                    January 3                   125,000       $   98,300
                                    January 3                   125,000           98,300
                                    January 3                    50,000           39,320
                                    January 3                    25,000           19,660
                                    February 5                   50,000           24,641
                                    May 26                      300,000           81,657
                                    August 11                    40,000            9,898
                                    July 3                      100,000           22,889
                                    August 16                    40,000           11,135
                                    October 16                  230,000           33,353
                                    October 19                  200,000           25,220
                                    October 26                  500,000           69,354
                                    November 1                   50,000            6,305
                                    November 2                    8,000            1,110
                                    November 2                  500,000           69,354
                                    November 3                   35,435            4,915
                                    November 3                   25,000            3,468
                                    November 3                   32,000            4,439
                                    November 8                   32,000            4,035
                                    November 28                  45,000            5,107
                                    December 4                  360,000           24,967
                                    December 4                   25,000            1,734
                                    December 7                   25,000            1,734
                                                                 ------         --------

                                                              2,922,435          660,892
                                                              ---------         --------

                                    Total 2000               13,904,972      $ 3,006,128
                                                             ==========        =========


                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 14.  STOCK GRANTS, OPTIONS AND WARRANTS

The Company has a nonqualified stock option plan that provides for the granting of the options to employees and consultants. The option price, number of shares, and grant date are determined at the discretion of the Company's Board of Directors. Grantees vest in the options at various intervals as determined by the Board of Directors. Options granted under the plan are exercisable for a period of up to five years from the grant date. Options were also granted to third parties to obtain capital.

During the year 2000, no new options were granted and no options were exercised.

The balance of options and warrants outstanding as of December 31, 2000 is as follows:

      Date        Number of      Exercise     Expiration        Outstanding
     Issued         Shares        Price          Date              Value
     ------       ----------    ----------     -------------     ----------

     11/11/99       610,000        1.35          12/1/04        2,025,000
     11/11/99    2,800,000          .15          11/1/04          420,000
                                                                ---------

                   Value of options                             2,445,000
                                                                =========

The Company accounts for its stock based awards to employees using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees," and its related interpretations. Deferred compensation of $15,000 was recorded in accordance with APB 25. The fair value of each option grant was estimated in accordance with SFAS 123 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           1999

             Dividend Yield                       0.0%
             Expected Volatility                  0.294%
             Risk-free rate of return             6.8%
             Expected life                        5 Years

Compensation costs for stock options determined at the grant date in accordance with the fair value method consistent with SFAS 123, requires no additional amounts in compensation costs to be recognized for the years ended December 31, 1999 and 1998 as fair market value calculated using the Black-Scholes model, was lower than the option prices in all cases. Where options were issued to third parties for services rendered, the value of the consideration received is used to record the transactions, as allowed by SFAS 123. A total amount of $110,131 was recorded in 1999 on this basis. This amount is included in consulting fees in the accompanying consolidated statements of operations.

                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 15.  SUBSEQUENT EVENTS

In January 2001, the Company closed its offices in Atlanta, GA and Birmingham, AL to conserve cash flow because sales of products and new memberships were not significant. The Company Web site was not ready and therefore the employees located there had a minimal amount of productive work to do. To conserve cash flow, the Company closed the office.

In order to fund the Company's ongoing operations in 2001, the Company has had to borrow $200,000 from corporate associates. The terms of the notes are:

           Date               Amount               Rate          Term          Collateral

           02/02/01           $100,000               12%         60 days      Assets of Borrower
           02/12/01           $ 50,000               12%         60 days      Assets of Borrower
           02/15/01           $ 50,000               18%        150 days      N/A


                          Independent Auditors' Report

To the Board of Directors
HouseHold Direct.com, Inc.
900 Main Street South
Southbury, CT 06488

We have audited the accompanying consolidated balance sheet of HouseHold Direct.com, Inc. (a development stage enterprise) as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of HouseHold Direct.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of HouseHold Direct.com, Inc. as of December 31, 1999 and for the year then ended and for the period from May 18, 1998 (inception) to December 31, 1999 were audited by other auditors whose report dated June 9, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the general-purpose financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall general-purpose financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseHold Direct.com, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that HouseHold Direct.com, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, HouseHold Direct.com, Inc. is a development stage Company that has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bloom and Company, LLP
Hempstead, New York
March 31, 2000

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual Report on Form 10-K-SB of HouseHold Direct.com, Inc. of our report dated March 15, 2001, included in the Annual Report to Stockholders of HouseHold Direct.com, Inc.







Bloom and Company
s/Bloom and Company
Hempstead, New York
March 31, 2001