Form 10QSB
period 2001-03-31
HOUSEHOLD DIRECT COM INC
filed 2001-05-21
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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


Indicate by check mark whether the registrant (i) filed all report required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

the number of shares outstanding of each the issuer's class of common stock

             CLASS                          OUTSTANDING ON MARCH 31, 2001
           --------                         ----------------------------
         Common stock                                35,326,109

Transitional Small Business Disclosure Format: ___Yes   ____No

                              HOUSEHOLD DIRECT.COM, INC.
                                Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheet at March 31, 2001

Consolidated Statements of Operations for the three Months Ended March 31, 2001 and 2000, and from inception on May 18, 1998 to March 31, 2001

Consolidated Statements of Cash Flows for the three Months Ended March 31, 2001 and 2000, and from inception on May 18, 1998 to March 31, 2001

Notes to Consolidated Financial Statements


Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. Other Information

Part II.   Other
Information.....................................................................

 Item 1:  Legal
Proceedings.....................................................................

 Item 2:  Changes in Securities.................................................

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 MARCH 31, 2001


                                     ASSETS


CURRENT ASSETS

     Cash and cash equivalents                              $       7,187
     Prepaid expenses and other current assets                     76,631
                                                              -----------
         Total current assets                                      83,818

PROPERTY AND EQUIPMENT, net                                        84,324

Intangible assets, net of accumulated amortization                 38,758
Deposits                                                            7,564
                                                              -----------
         TOTAL ASSETS                                        $    214,464
                                                              ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $ 1,584,964
     Accrued salaries                                             507,982
     Current portion of note payable                              236,574
     Amounts payable to related parties                           271,689
                                                              -----------
         Total current liabilities                              2,601,209

NOTE PAYABLE, net of current portion                               23,031
                                                              -----------
         TOTAL LIABILITIES                                      2,624,240
                                                              -----------

SHAREHOLDERS' DEFICIT
     Common stock, 50,000,000 shares of $0.001 par value
         authorized; 35,326,109, Shares issued and
         outstanding at March 31, 2001                             35,251
     Additional paid-in capital                                 4,794,182
     Common stock subscriptions receivable                        (34,355)
     Deficit accumulated during the development stage          (7,204,854)
                                                              -----------
         TOTAL SHAREHOLDERS' DEFICIT                           (2,409,776)
                                                              -----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     214,464
                                                              ===========

The accompanying notes are an integral part of these consolidated financial statements.




                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Cumulative
                                                                          During
                                                                     Development
                                                                      Stage                     Three Months Ended
                                                                 May 18, 1998                        March 31,
                                                              to March 31, 2001                2001             2000
                                                               --------------               ---------        ---------
 REVENUES:
     Consulting services                                      $      259,793             $    32,075        $    32,625
     Service fees                                                     61,713                  25,810             11,907
     Sales                                                           236,357                      --                 --
                                                              --------------             -----------        -----------
TOTAL REVENUES                                                       557,863                  57,855             44,532
                                                              --------------             -----------        -----------

OPERATING EXPENSES:
     Cost of Goods Sold                                              238,741                  24,419                 --
     Salaries and benefits                                         1,188,074                  71,994            129,011
     Research and development                                        747,587                   9,919             53,311
     Depreciation and amortization                                   103,862                  11,657            161,604
     Consulting and professional fees                              2,132,403                 188,980            284,230
     General and administrative                                    2,955,647                 119,284            364,321
                                                              --------------             ------------       -----------
     TOTAL OPERATING EXPENSES                                      7,366,314                 426,253            992,477
                                                              --------------             ------------       ------------
LOSS FROM OPERATIONS                                              (6,808,451)               (368,368)          (947,945)
                                                              --------------             ------------       ------------

OTHER EXPENSE:
     Interest expense                                                  6,812                   4,971                215
     Loss from subsidiary - PCNI                                     319,737                      --                 --
     Write-off Inventory and Equipment                                69,854                  69,854                 --
                                                              --------------             -----------        -----------
     TOTAL OTHER EXPENSE                                             396,403                  74,825                215
                                                              --------------             -----------        -----------

NET LOSS BEFORE INCOME TAX
     PROVISION                                                    (7,204,854)               (443,193)           948,160

INCOME TAX PROVISION                                                      --                      --                 --
                                                              --------------             -----------        -----------

NET LOSS                                                      $   (7,204,854)            $  (443,193)       $   948,160
                                                              ==============             ===========        ===========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                              $        (0.33)           $      (.01)        $     (.04)
                                                              ==============            ============        ===========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                                  21,666,680             35,288,619          22,475,296
                                                              ==============            ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.





                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the          For the           Cumulative
                                                            Period from     Period from          During
                                                             January 1,      January 1,        Development
                                                              2001 to         2000 to            Stage
                                                             March 31,        March 31,        May 18, 1998
                                                               2001            2000         to March 31, 2001
                                                          -------------     ------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (443,193)   $ (  948,160)   $  (7,204,854)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                8,424          10,818           87,150
       Amortization                                                3,233         150,786           16,712
       Shares issued for services, consulting and
        purchases of Company's                                    45,622         145,000        2,618,249
       Write-off Inventory and Equipment                          69,854              --           69,854
       Interest paid with stock                                       --              --           20,500
       (Increases) decreases in operating assets:
           Accounts receivable                                     4,500        (652,872)              --
           Prepaid expenses and other current assets               4,600        ( 84,749)              --
           Inventory                                             (15,443)       ( 36,290)         (48,613)
       Increases (decreases) in operating liabilities:
           Accounts payable and accrued salaries                 133,191         216,841        2,092,946
           Amounts payable to related parties                      7,658        ( 65,789)         271,689
           Deferred revenue                                           --         612,688               --
                                                             -----------     -----------       ----------
              Net cash used in operating activities             (150,668)       (651,727)      (2,076,367)
                                                             -----------     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits on Web construction                               ( 57,031)             --        ( 64,595)
     Investment in Software                                           --              --        ( 36,750)
     Cash acquired from acquisition of Thunderstick                   --              --        ( 18,720)
     Additions to property and equipment                              --        ( 42,124)       (192,715)
     Investment cross check                                           --        (149,750)             --
                                                              ----------      ----------        ---------
              Net cash used in investing activities             ( 57,031)       (191,874)       (312,780)
                                                              ----------      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issued for cash                                            --       1,059,187       2,156,329
     Advances on notes payable                                   228,502              --         259,605
     Payments on notes payable                                   (13,616)       (  1,338)        (19,600)
                                                              ----------      ----------       ---------
              Net cash provided by financing activities          214,886       1,057,849       2,396,334
                                                              ----------      ----------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 7,187        214,248            7,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --         31,013               --
                                                              ----------      ----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      7,187    $   245,265        $   7,187
                                                              ==========      ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the period for interest                   450             215            2,340
                                                             ==========      ==========         =========
         Cash paid during the period for income taxes               --              --                 --
                                                             ==========      ==========         =========

The accompanying notes are an integral part of these consolidated financial statements.



SUPPLEMENTAL INFORMATION March 31, 2001:

1. During the period January 1, 2001 to March 31, 2001 the company issued 1,180,833 shares for financial advisory services valued at $45,622.



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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $ 7,204,854 for the period from May 18, 1998 (inception) to March 31, 2001, and has used cash in operations of $2,076,367 for the period from May 18, 1998 (inception) to March 31, 2001. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory of merchandise available for resale was $0, at March 31, 2001. During the first quarter of 2001 the Company closed out the inventory of merchandise it was holding in its two Southern facilities and realized a loss on the sale of $48,613.

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

Income Taxes

Deferred income taxes, reflecting the net tax effects of temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income ax purposes, are based on tax laws currently enacted. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE 3.  RELATED PARTY TRANSACTIONS

Directors,  Officers  and  Shareholders  of the  Company,  John  Folger  and Ann
Jameson,   have  entered  into  various  transactions  with  the  Company  since inception. The balance of the loan due them on March 31, 2001 was $271,689.

                            HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2001:

           Office and Computer equipment     $   49,290
           Motor Vehicles                        49,565
           Computer software                     25,452
                                                -------
                                                124,307
            Less:  accumulated depreciation   (  39,983)
                                               --------

                                              $  84,324
                                                =======

Depreciation expense for the period ended March 31, 2001 was $8,424 . During the first quarter of 2001 the Company sold off its equipment in its Southern operations and realized a loss of $21,241.

NOTE 5.  INTANGIBLE ASSETS/GOODWILL

       Investment CISI                            $36,750
       Investment Megappliance                     18,720
                                                   ------
        Total                                      55,470

       Less:  Accumulated Amortization             16,712
                                                   ------
                                                  $38,758
                                                   ======

For the quarter ended March 31, 2001, amortization of Intangible Assets was $3,233.

                            HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6.  NOTES PAYABLE

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



                    2001                      $   4,539
                    2002                          6,212
                    2003                          6,376
                    2004                          6,545
                    2005                          3,898
                                                 ------
                                               $ 27,570
                                                 ======

During the first quarter of 2001 the Company issued the following notes:


           Date               Amount               Rate          Term          Collateral

           02/02/01           $100,000               12%         60 days      Assets of Borrower
           02/12/01           $ 50,000               12%         60 days      Assets of Borrower
           02/15/01           $ 50,000               18%        150 days      N/A
           03/13/01           $ 30,000               12%         60 days      Assets of Borrower
                              --------
                              $230,000


                            HOUSEHOLD DIRECT.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office space under an operating lease that requires monthly rental payments of approximately $2,522 and expires April 30, 2002. Total rent expense related to this lease totaled $7,566 for the quarter ended March 31, 2001.

Future minimum lease payments are as follows:

Quarter ended March 31, 2001:

                     2001                                $ 24,300
                     2002                                   8,025
                                                          -------
                                                         $ 32,325
                                                          =======


NOTE 8.  CAPITAL STOCK

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



NOTE 8.  CAPITAL STOCK (Continued)

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

For the period from May 18, 1998 to March 31, 2001, for the common stock of the Company, the dates of issuance, number of shares issued, type of consideration received, and the value of the shares issued are presented below:

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
                                                             ==========            =======

                             HOUSEHOLD DIRECT.COM
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. CAPITAL STOCK (Continued)

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

NOTE 8. CAPITAL STOCK (Continued)

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

NOTE 8. CAPITAL STOCK (Continued)

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
                                                             ==========        =========


                            HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENT (CONTINUED)


NOTE 8. CAPITAL STOCK (Continued)

Detail Stock Transactions (Continued)

2001

Shares issued for financial consulting services in 2001

                                       Number of
              Issue Date                 Shares             Amount

              January 2                  250,000       $     9,450
              February 15                303,333            15,287
              March 30                   552,500            20,885
                                       ---------         ---------

                                       1,180,833            45,622

                           HOUSEHOLD DIRECT.COM, INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.  STOCK GRANTS, OPTIONS AND WARRANTS

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

During the year 2000 and the first quarter of 2001, no new options were granted and no options were exercised.

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

                           HOUSEHOLD DIRECT.COM, INC.

Item 2.   Management's Discussion and Analysis.

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

The Company has retained a boutique investment banking firm in Atlanta, Georgia to advise on strategic transactions and related financings.

Financing efforts will center on: a) guiding the Company from its planning stage into an aggressive implementation phase, pursuing the consolidation strategy; b) providing and coordinating a wide range of skills from strategic planning, market assessment, technology evaluation, financial analysis, deal structure and negotiation, and financial and legal engineering; c) advisement and coordination of the near term expansion of the management team and the nomination of the Board of Directors; d) providing a full spectrum of investment banking services, focused upon a contemplated series of acquisitions to begin the Company's consolidation of the private wholesale buying club industry; e) separate financing for each acquisition, combining debt, equity, and/or coordinating the multi-disciplinary activities of other experts and advisors to participate in the due diligence and integration process of anticipated acquisitions.

We have signed a definitive financing contract for a $10 million equity credit line with JJT Investors, an investment fund associated with Wall Street Financing Group of Boca Raton, Florida.

A bridge-financing package of $250,000 is part of the larger agreement, from which the Company has already drawn $50,000. The Company intends to focus working capital upon immediate needs of the core operation to ensure ongoing financial stability and the rapid implementation of its consolidation by acquisition strategy.

We are working out the schedule by which to draw against the larger equity package, which is related to the Company filing an SB-2 Registration Statement in the near future.

RESULTS OF OPERATIONS


Revenues

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000


The Company has been in its developmental stage since May 18, 1998. Net Revenues for the three months ended March 31, 2001 were $57,855 as compared to revenues for the three months ended March 31, 2000 which were $44,532.

The Company has not focused its attention on revenues until it can get its financing in place.


From Inception May 18, 1988 to March 31, 2001

Company revenues earned since inception were $557,863. Revenues from sales were $236,357 or 42% of the total revenues from inception. Consulting income was $259,793 which is 46% of the total revenues, over the same period. Membership fees, all earned from January 1, 2000, were only 12% of the total revenues.


Operating  Expenses

Three Months Ended March 31, 2000 compared to the three Months Ended March 31, 2001

Total Operating Expenses other than Cost of Sales for the three months ended March 31, 2001 were $377,415 compared with $992,477 for the same period in 2000, a decrease of 61%.

Salaries and related costs decreased from $129,011 for the three months ended March 31, 2000 to $71,994 for the three months ended March 31, 2001; a 44% decrease. This is primarily attributable to the Company's closing the two Southern facilities and the Company's executives working almost exclusively to arrange financing

Consulting and professional fees decreased by $95,250 (34%) from $284,230 for the three months ended March 31, 2000 to $188,980, for the three months ended March 31, 2001.

Research and development costs are primarily to develop the Company's Web site.

General and Administrative expenses decreased from $364,321 for the three months ended March 31, 2000 to $119,284 for the same period in 2001.

Liquidity and Future Plans

Three Months Ended March 31, 2001 compared to the three months Ended March 31, 2000

For the three months ended March 31, 2001, net cash used by operations was $150,668 principally due to the quarterly loss of $443,193. This was partially offset by depreciation of $8,424, amortization of $3,233 and shares issued for services in the amount of $45,622 while current assets and liabilities provided $165,392. For the quarter ended March 31, 2000, net cash used by operations was $161,604 which was offset by depreciation and amortization of $23,610 and shares issued for services $145,000, while current assets and liabilities used cash of $10,171.

Cash used by investing activities for the three months ended March 31, 2001 were principally related to the investment in software $57,031. For the quarter ended March 31, 2000, cash used in investing activities was $191,874, primarily for the acquisition of property and equipment amounting to $42,124.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,517,391 will be supplemented in the short term by the sale of common stock and short term borrowing.

From Inception May 18, 1988 to March 31, 2001

The net cash outflow from operations was $2,076,367, over the period May 18, 1998 to March 31, 2001. Primarily, through issuance of common stock, the Company obtained the funds needed to pay for the operating cash deficiency and the investment of $255,749 in property, equipment, and other assets. The use of debt to offset cash deficiency was $259,605.

The net loss of the Company was $7,204,854. The loss was essentially financed through issuance of $2,156,329 common stock for cash and $2,618,249 for services. The issuance of common stock provided 66% of the net loss amount. Essentially, accounts payable and accrued salaries of $2,092,946 provided the additional 34% of the funding for the net loss.

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

Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through March 31, 2001, we had an accumulated deficit of $7,204,854. We expect that our deficit will continue to increase. Revenues were insignificant which are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

The Company may not be able to obtain additional financing that is needed to continue and expand its operations. If adequate funds are not available, or are not available on terms favorable to us, we may not be able to effectively continue or complete the implementation of the business plan.


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


May 21, 2001                     /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer