Form 10QSB
period 2001-06-30
HOUSEHOLD DIRECT COM INC
filed 2001-08-20
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                           HOUSEHOLD DIRECT.com, INC.
                                 3 GLEN ROAD
                             SANDY HOOK, CT 06482
               (Address of principal executive offices) (Zip Code)


                                (203) 426-2312
              (Registrant's telephone number, including area code)

                                   ----------
                             900 MAIN STREET SOUTH
                          SOUTHBURY, CONNECTICUT 06488
          (Former name or former address, if changed since last report)

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

             CLASS                          OUTSTANDING ON JUNE 30, 2001
           --------                         ----------------------------
         Common stock                                42,802,018

Transitional Small Business Disclosure Format: ___Yes   ____No

                              HOUSEHOLD DIRECT.COM, INC.
                                Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheets for the six months ended June 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the six Months Ended June 30, 2001 and 2000, three Months ended June 30, 2001 and 2000, and from inception on May 18, 1998 to June 30, 2001

Consolidated Statements of Cash Flows for the six Months Ended June 30, 2001 and 2000, and from inception on May 18, 1998 to June 30, 2001

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

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                               (Unaudited)         (Audited)
                                                                June 30           December 31,
                                                                  2001                2000
                                                                  ----                ----
CURRENT ASSETS

     Cash and cash equivalents                              $      13,946        $         --
     Prepaid expenses and other current assets                     59,600               4,600
     Inventory                                                         --              64,056
                                                              -----------         -----------
         Total current assets                                      73,546              68,656

PROPERTY AND EQUIPMENT, net                                        57,392             113,989

     Intangible assets, net of accumulated amortization            35,526              41,991
     Other assets - contracts receivable                               --              58,500
     Deposits                                                      17,831               7,564
                                                              -----------         -----------
         TOTAL ASSETS                                        $    184,295        $    290,700
                                                              ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $ 1,976,209        $ 1,451,773
     Accrued salaries                                             537,824            500,324
     Current portion of note payable                              235,066              8,072
     Amounts payable to related parties                           328,442            265,705
                                                              -----------         ----------
         Total current liabilities                              3,077,541          2,225,874

Note Payable, net of current portion                               23,031             23,031
Deferred revenue                                                       --             54,000
                                                              -----------         ----------
         TOTAL LIABILITIES                                      3,100,572          2,302,905
                                                              -----------         ----------

SHAREHOLDERS' DEFICIT
     Common stock, 100,000,000 shares of $0.001 par value
         authorized; 42,802,018, Shares issued and
         outstanding at June 30, 2001                              42,727             34,145
     Additional paid-in capital                                 5,088,162          4,749,666
     Common stock subscriptions receivable                     (   34,355)        (   34,355)
     Deficit accumulated during the development stage          (8,012,811)        (6,761,661)
                                                              -----------         ----------
         TOTAL SHAREHOLDERS' DEFICIT                           (2,916,277)        (2,012,205)
                                                              -----------         ----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     184,295        $   290,700
                                                              ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.




                           HOUSEHOLD DIRECT.com, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Cumulative
                                                                    During
                                                                 Development
                                                                    Stage                       Six Months Ended
                                                                 May 18, 1998                        June 30,
                                                              to June 30, 2001                 2001             2000
                                                               --------------               ---------        ---------
 REVENUES:
     Consulting services                                      $      297,293             $    69,575        $   103,300
     Service fees                                                     61,713                      --             55,593
     Sales                                                           249,833                  39,286             96,360
                                                              --------------             -----------        -----------
TOTAL REVENUES                                                       608,839                 108,861            255,253
                                                              --------------             -----------        -----------

OPERATING EXPENSES:
     Cost of Goods Sold                                              238,741                  24,419             87,620
     Salaries and benefits                                         1,225,574                 109,494            286,852
     Research and development                                        757,454                  19,786             53,311
     Depreciation and amortization                                   115,520                  23,315             25,546
     Consulting and professional fees                              2,742,166                 798,743            560,008
     General and administrative                                    3,117,595                 281,232            638,256
                                                              --------------             ------------       -----------
     TOTAL OPERATING EXPENSES                                      8,197,050               1,256,989          1,651,593
                                                              --------------             ------------       -----------
LOSS FROM OPERATIONS                                              (7,588,211)             (1,148,128)        (1,396,340)
                                                              --------------             ------------       -----------

OTHER EXPENSE:
     Interest expense                                                 16,503                  14,662                390
     Loss from subsidiary - PCNI                                     319,737                      --                 --
     Write-off Inventory and Equipment                                88,360                  88,360                 --
                                                              --------------             -----------        -----------
     TOTAL OTHER EXPENSE                                             424,600                 103,022                390
                                                              --------------             -----------        -----------

NET LOSS BEFORE INCOME TAX
     PROVISION                                                    (8,012,811)             (1,251,150)        (1,396,730)

INCOME TAX PROVISION                                                      --                      --                 --
                                                              --------------             -----------        -----------

NET LOSS                                                      $   (8,012,811)            $(1,251,150)       $(1,396,730)
                                                              ==============             ===========        ===========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                              $        (0.35)           $      (.03)        $     (.06)
                                                              ==============            ============        ===========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                                  23,004,940             37,176,341          22,196,207
                                                              ==============            ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.


                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                                   (UNAUDITED)




                                                              Three Months Ended
                                                                   June 30,
                                                              2001           2000
                                                           ---------       --------
 REVENUES:
     Consulting services                               $    37,500        $    70,675
     Service fees                                               --             43,686
     Sales                                                  13,476             96,360
                                                       -----------        -----------
TOTAL REVENUES                                              50,976            210,721
                                                       -----------        -----------

OPERATING EXPENSES:
     Cost of Goods Sold                                         --             87,620
     Salaries and benefits                                  37,500            157,841
     Research and development                                9,867                 --
     Depreciation and amortization                          11,658             13,792
     Consulting and professional fees                      609,763            145,385
     General and administrative                            161,948            254,478
                                                       ------------       -----------
     TOTAL OPERATING EXPENSES                              830,736            659,116
                                                       ------------       -------------
LOSS FROM OPERATIONS                                      (779,760)          (448,395)
                                                       ------------       -------------

OTHER EXPENSE:
     Interest expense                                        9,691                175
     Loss from subsidiary - PCNI                                --                 --
     Write-off Inventory and Equipment                      18,506                 --
                                                       -----------        -----------
     TOTAL OTHER EXPENSE                                    28,197                175
                                                       -----------        -----------

NET LOSS BEFORE INCOME TAX
     PROVISION                                            (807,957)          (448,570)

INCOME TAX PROVISION                                            --                 --
                                                       -----------        -----------

NET LOSS                                               $  (807,957)       $  (448,570)
                                                        ===========        ===========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                      $      (.02)        $     (.02)
                                                      ============        ===========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                       39,064,064          23,594,946
                                                      ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.




                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the          For the          Cumulative
                                                            Period from     Period from          During
                                                             January 1,      January 1,        Development
                                                              2001 to         2000 to             Stage
                                                             June 30,        June 30,         May 18, 1998
                                                               2001            2000          to June 30, 2001
                                                          -------------     ------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (1,251,150)   $ (1,396,730)   $  (8,012,811)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                               16,850          27,676           95,576
       Amortization                                                6,465           4,934           19,944
       Shares issued for services, consulting and
        purchases of Company's                                   347,078         204,927        2,965,327
       Write-off Inventory and Equipment                         119,246              --          119,246
       Interest paid with stock                                       --              --           20,500
       (Increases) decreases in operating assets:
           Accounts receivable                                        --      (  219,995)      (   63,100)
           Prepaid expenses and other current assets              43,500      (   12,598)          43,500
           Inventory                                          (   15,443)     (  101,303)      (   79,499)
       Increases (decreases) in operating liabilities:
           Accounts payable and accrued salaries                 561,936         298,363        2,352,836
           Amounts payable to related parties                     62,737          30,529          170,567
           Deferred revenue                                   (   54,000)        212,688               --
                                                             -----------     -----------       ----------
              Net cash used in operating activities           (  162,781)     (  951,509)      (2,367,914)
                                                             -----------     -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits on Web construction                             (   50,267)     (   40,000)      (   57,831)
     Investment in Software                                           --      (   36,750)      (   36,750)
     Cash acquired from acquisition of Thunderstick                   --              --       (   18,720)
     Additions to property and equipment                              --      (   73,251)      (  192,715)
     Investment cross check                                           --              --             --
                                                              ----------      ----------        ---------
              Net cash used in investing activities           (   50,267)     (  150,001)      (  306,016)
                                                              ----------      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash received stock subscription                                                             38,945
     Stock issued for cash                                            --       1,099,187       2,390,834
     Advances on notes payable                                   240,510              --         283,510
     Payments on notes payable                                (   13,516)     (    2,717)      (  25,413)
                                                              ----------      ----------       ---------
              Net cash provided by financing activities          226,994       1,096,470       2,687,876
                                                              ----------      ----------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                13,946      (    5,040)         13,946

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --          31,013              --
                                                              ----------      ----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     13,946    $     25,973      $   13,946
                                                              ==========      ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the period for interest                   450             390            2,844
                                                             ==========      ==========         =========
         Cash paid during the period for income taxes               --              --                 --
                                                             ==========      ==========         =========

The accompanying notes are an integral part of these consolidated financial statements.



SUPPLEMENTAL INFORMATION June 30, 2001:

1. During the period January 1, 2001 to June 30, 2001 the company issued 7,475,909 shares for financial advisory services office expense and accounts payable valued at $301,456.



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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $ 8,012,811 for the period from May 18, 1998 (inception) to June 30, 2001, and has used cash in operations of $2,367,914 for the period from May 18, 1998 (inception) to June 30, 2001. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

liabilities for which it is practicable to estimate. At June 30, 2001, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available for similar loans

Goodwill/Intangibles

Goodwill reflects the excess of purchase price over the fair value of net assets purchased and is amortized on a straight-line basis over 3 years.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory of merchandise available for resale was $0, at June 30, 2001. During the first half of 2001 the Company closed out the inventory of merchandise it was holding in its two Southern facilities and realized a loss on the sale of $48,613.

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

Prospective Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill will no longer be subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. In addition, Statement No. 142 requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.


NOTE 3.  RELATED PARTY TRANSACTIONS

Directors,  Officers  and  Shareholders  of the  Company,  John  Folger  and Ann
Jameson,   have  entered  into  various  transactions  with  the  Company  since inception. The balance of the loan due them on June 30, 2001 was $328,442.

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

We had signed a definitive financing contract for a $10 million equity credit line with JJ&T Investors, an investment fund associated with Wall Street Financing Group of Boca Raton, Florida. The agreement signed with JJ&T has been replaced by an agreement with DRH Capital and Dutchess Private Equities Fund, L.P., for the same amount of equity financing and $100,000 bridge-financing.

We are working out the schedule by which to draw against the larger equity package, which is related to the Company filing an amended SB-2 Registration Statement which was originally filed in July 2001.

On July 6, 2001 the Company signed an agreement with Family Savers Inc., a Charleston, South Carolina based consumer services membership club, to acquire
100% of the  assets.  As part of the  agreement,  a  schedule  of cash  payments extending to October 31, 2001 was established. The payments total $475,000 sellers' compensation, working capital and debt reduction against total sellers liability of over $1 million. The Company made the initial $50,000 payment as part of a good faith deposit required by the agreement. As the second $25,000 payment was initiated, the seller demanded a controlling interest in the public corporation as a result of a 1 or 2 delay in funds settlement. The Company has declined this offer, turned the matter over to counsel for resolution and is awaiting the outcome of this matter.

RESULTS OF OPERATIONS


Revenues

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.


The Company has been in its developmental stage since May 18, 1998. Net Revenues for the six months ended June 30, 2001 were $108,861 as compared to revenues for the six months ended June 30, 2000 which were $255,253.

The Company has not focused its attention on revenues until it can get its financing in place.


From Inception May 18, 1988 to June 30, 2001

Company revenues earned since inception were $608,839. Revenues from sales were $249,833 or 41% of the total revenues from inception. Consulting income was $297,293 which is 49% of the total revenues, over the same period. Membership fees, all earned from January 1, 2000, were only 10% of the total revenues.


Operating  Expenses

Six Months Ended June 30, 2000 compared to the six Months Ended June 30, 2001

Total Operating Expenses other than Cost of Sales for the six months ended June 30, 2001 were $1,232,570 compared with $1,563,976 for the same period in 2000, a decrease of 21%.

Salaries and related costs decreased from $286,852 for the six months ended June 30, 2000 to $109,494 for the six months ended June 30, 2001; a 60% decrease. This is primarily attributable to the Company's closing the two Southern facilities and the Company's two remaining executives working almost exclusively to arrange financing.

Consulting and professional fees increased by $238,735 (43%) from $560,008 for the six months ended June 30, 2000 to $798,743, for the six months ended June 30, 2001. The reason for the increase was fees paid in stock to financial advisors, lawyers, consultants and underwriters.

Research and development costs are primarily to develop the Company's Web site.

General and Administrative expenses decreased from $638,256 for the six months ended June 30, 2000 to $281,232 for the same period in 2001.

Liquidity and Future Plans

Six Months Ended June 30, 2001 compared to the six months Ended June 30, 2000

For the six months ended June 30, 2001, net cash used by operations was $12,113 principally due to the quarterly loss of $807,957. This was partially offset by depreciation of $8,426, amortization of $3,232 and shares issued for services in the amount of $301,456 while current assets and liabilities provided $464,224. For the quarter ended June 30, 2000, net cash used by operations was $299,782 which was offset by depreciation and amortization of $23,610 and shares issued for services $59,927, while current assets and liabilities contributed cash of $214,855.

Cash used by investing activities for the six months ended June 30, 2001 were principally related to the investment in software $50,267. For the six months ended June 30, 2000, cash used in investing activities was $150,001.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,893,246 will be supplemented in the short term by the sale of common stock and short term borrowing.

From Inception May 18, 1988 to June 30, 2001

The net cash outflow from operations was $2,367,914, over the period May 18, 1998 to June 30, 2001. Primarily, through issuance of common stock, the Company obtained the funds needed to pay for the operating cash deficiency and the investment of $306,016 in property, equipment, and other assets. The use of debt to offset cash deficiency was $258,097.

The net loss of the Company was $8,012,811. The loss was essentially financed through issuance of $2,156,329 common stock for cash and $2,965,327 for services. The issuance of common stock provided 64% of the net loss amount. Essentially, accounts payable and accrued salaries of $2,352,836 provided the additional 36% of the funding for the net loss.

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

Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through June 30, 2001, we had an accumulated deficit of $8,012,811. We expect that our deficit will continue to increase. Revenues were insignificant which are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

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

4. HouseHold Direct is currently wholly dependent upon the personal efforts and abilities of our two full-time executive officers, only one of whom, John Folger, Chief Executive Officer, has any experience in the membership club industry. The loss or unavailability to us of the services of John Folger or Ann Jameson, Vice President of Operations, could have a material negative impact on our business prospects and any potential earning capacity. If our level of operations significantly increases, the business may depend upon our abilities to attract and hire additional management and staff employees. It is possible that we will be unable to secure such additional management and staff when necessary.


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



                                     PART II
                                OTHER INFORMATION


ITEM 1. Legal Proceedings

        The company is not a party to any material litigation and is not aware of any threatened material litigation except that is has been named as a defendant in a civil lawsuit, (a) Orienstar Finance Ltd. vs. HouseHold Direct.com, Inc., et al., Case No. 01CV0598 filed in the District Court, Jefferson County, State of Colorado. The lawsuit filed on May 21, 2001 alleges that HouseHold violated certain federal and Colorado securities laws including engaging in fraudulent conduct and misrepresentations to induce Orienstar to purchase $460,000 worth of HouseHold common stock. Orienstar is seeking return of its $460,000 and rescission of the Purchase Agreement. HouseHold has denied any wrongdoing and has engaged Colorado counsel to defend the Company.

ITEM 2. Changes in Securities

        The Company has increased the authorized shares from 50 million to 100 million.

ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of a Security Holders

        The amended charter dated July 13, 2001 authorizes the issuance of 100,000,000 shares of common stock at a par value of $.001 per share.

        In lieu of a meeting and vote of stockholders, a majority of the corporation's stockholders gave written consent to said amendment.


ITEM 5.
     Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits None


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


August 20, 2001                     /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer