Form 10QSB
period 2001-09-30
HOUSEHOLD DIRECT COM INC
filed 2001-11-26
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The number of shares outstanding of each the issuer's class of common stock

             CLASS                          OUTSTANDING ON OCTOBER 31, 2001
           --------                         ---------------------------------
         Common stock                                84,685,544

Transitional Small Business Disclosure Format: ___Yes   ____No

                              HOUSEHOLD DIRECT.COM, INC.
                                Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheets for the nine months ended September 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the nine Months ended September 30, 2001 and 2000, three Months ended September 30, 2001 and 2000, and from inception on May 18, 1998 to September 30, 2001

Consolidated Statements of Cash Flows for the nine Months ended September 30, 2001 and 2000, and from inception on May 18, 1998 to September 30, 2001

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

 Item 3:  Defaults Upon Senior Securities.......................................

 Item 4:  Submission of Matters to Vote of Security Holders.....................

 Item 5:  Exhibits and Reports on Form 8-K......................................

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                               (Unaudited)         (Audited)
                                                              September 30        December 31,
                                                                  2001                2000
                                                                  ----                ----
CURRENT ASSETS

     Cash and cash equivalents                              $       6,996        $         --
     Prepaid expenses and other current assets                     59,600               4,600
     Inventory                                                         --              64,056
                                                              -----------         -----------
         Total current assets                                      66,596              68,656

PROPERTY AND EQUIPMENT, net                                        48,967             113,989

     Intangible assets, net of accumulated amortization            33,229              41,991
     Other assets - contracts receivable                               --              58,500
     Deposits                                                      17,831               7,564
                                                              -----------         -----------
         TOTAL ASSETS                                        $    166,623        $    290,700
                                                              ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                         $ 2,101,686        $ 1,451,773
     Accrued salaries                                              37,500            500,324
     Current portion of note payable                              233,548              8,072
     Amounts payable to related parties                            43,467            265,705
                                                              -----------         ----------
         Total current liabilities                              2,416,201          2,225,874

Note Payable, net of current portion                               23,031             23,031
Deferred revenue                                                       --             54,000
                                                              -----------         ----------
         TOTAL LIABILITIES                                      2,439,232          2,302,905
                                                              -----------         ----------

SHAREHOLDERS' DEFICIT
     Common stock, 100,000,000 shares of $0.001 par value
         authorized; 62,226,692, Shares issued and
         outstanding at September 30, 2001                         62,226             34,145
     Additional paid-in capital                                 5,937,323          4,749,666
     Common stock subscriptions receivable                     (   34,355)        (   34,355)
     Deficit accumulated during the development stage          (8,237,803)       (6,761,661)
                                                              -----------         ----------
         TOTAL SHAREHOLDERS' DEFICIT                           (2,272,609)        (2,012,205)
                                                              -----------         ----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     166,623        $   290,700
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

                           HOUSEHOLD DIRECT.com, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Cumulative
                                                                    During
                                                                 Development
                                                                    Stage                        Nine Months Ended
                                                                 May 18, 1998                       September 30,
                                                            to September 30, 2001              2001             2000
                                                               --------------               ---------        ---------
 REVENUES:
     Consulting services                                      $      308,593             $    80,875       $    168,300
     Service fees                                                     61,713                      --             77,323
     Sales                                                           256,990                  46,444            147,716
                                                              --------------             -----------        -----------
TOTAL REVENUES                                                       627,296                 127,319            393,339
                                                              --------------             -----------        -----------

OPERATING EXPENSES:
     Cost of Goods Sold                                              238,741                  24,419            133,843
     Salaries and benefits                                         1,228,460                 112,380            546,601
     Research and development                                        757,454                  19,786             53,311
     Depreciation and amortization                                   126,241                  34,036             53,701
     Consulting and professional fees                              2,848,222                 904,799            692,080
     General and administrative                                    3,241,214                 404,852            845,979
                                                              --------------             -----------        -----------
     TOTAL OPERATING EXPENSES                                      8,440,332               1,500,272          2,325,515
                                                              --------------             -----------        -----------
LOSS FROM OPERATIONS                                              (7,813,036)             (1,372,953)        (1,932,176)
                                                              --------------             -----------        -----------

OTHER EXPENSE:
     Interest expense                                                 16,670                  14,829                591
     Loss from subsidiary - PCNI                                     319,737                                         --
     Write-off Inventory and Equipment                                88,360                  88,360                 --
                                                              --------------             -----------        -----------
     TOTAL OTHER EXPENSE                                             424,767                 103,189                591
                                                              --------------             -----------        -----------

NET LOSS BEFORE INCOME TAX
     PROVISION                                                    (8,237,803)             (1,476,142)        (1,932,767)

INCOME TAX PROVISION                                                      --                      --                 --
                                                              --------------             -----------        -----------

       NET LOSS                                               $   (8,237,803)            $(1,476,142)        (1,932,767)
                                                              ==============             ===========        ===========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                                        3.77                    (.04)              (.08)
                                                              ==============            ============        ===========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                                  31,113,346              40,142,402         23,303,865
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

                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                                   (UNAUDITED)




                                                              Three Months Ended
                                                                  September 30,
                                                              2001            2000
                                                           ---------        --------
 REVENUES:
     Consulting services                               $    11,300       $     65,000
     Service fees                                               --             21,730
     Sales                                                   7,157             51,356
                                                       -----------        -----------
TOTAL REVENUES                                              18,457            138,086
                                                       -----------        -----------

OPERATING EXPENSES:
     Cost of Goods Sold                                         --             46,223
     Salaries and benefits                                   2,886            259,749
     Research and development                                   --                 --
     Depreciation and amortization                          10,722             17,648
     Consulting and professional fees                      106,056            144,876
     General and administrative                             62,723            205,423
                                                       -----------        -----------
     TOTAL OPERATING EXPENSES                              182,387            673,919
                                                       -----------        -----------
LOSS FROM OPERATIONS                                      (163,930)          (535,833)
                                                       -----------        -----------

OTHER EXPENSE:
     Interest expense                                         (167)              (201)
                                                       -----------        -----------
     TOTAL OTHER EXPENSE                                  (164,097)              (201)
                                                       -----------        -----------

NET LOSS BEFORE INCOME TAX
     PROVISION                                            (164,097)          (536,034)

INCOME TAX PROVISION                                            --                 --
                                                         ---------        -----------

NET LOSS                                                 $(164,097)      $   (536,034)
                                                         =========        ===========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                                            (.003)               (.02)
                                                      ============        ===========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                                        52,333,074         23,303,865
                                                      ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.




                           HOUSEHOLD DIRECT.com, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the          For the          Cumulative
                                                           Period from     Period from          During
                                                            January 1,      January 1,        Development
                                                              2001 to         2000 to             Stage
                                                           September 30,    September 30,     May 18, 1998
                                                               2001            2000      to September 30, 2001
                                                          -------------     ------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,476,142)  $ (1,932,764)     $(8,237,803)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                               25,274         46,740          107,234
       Amortization                                                8,760          7,231           32,242
       Shares issued for services, consulting and
        purchases of Company's                                   737,012        154,750        1,522,944
       Write-off Inventory and Equipment                          88,361             --               --
       Interest paid with stock                                       --             --           30,727
       (Increases) decreases in operating assets:
           Accounts receivable                                        --        (99,995)              --
           Notes receivable                                        3,500             --               --
           Prepaid expenses and other current assets                            (70,996)        ( 59,600)
           Inventory                                              15,443       (120,500)              --
       Increases (decreases) in operating liabilities:
           Accounts payable and accrued salaries                 649,913        530,449        2,139,186
           Amounts payable to related parties                   (222,237)            --               --
           Deferred revenue                                      (54,000)        92,688           23,031
           Deferred compensation                                      --         15,000               --
                                                             -----------     ----------       ----------
              Net cash used in operating activities             (224,116)    (1,377,667)      (4,442,039)
                                                             -----------     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Intangible assets                                                --             --        (  34,971)
     Investment in Software                                           --        (26,785)
     Cash acquired from acquisition of Thunderstick                   --             --
     Additions to property and equipment                              --       (121,005)       ( 156,201)
     Deposits                                                    (10,266)            --        (  17,831)
     Investment cross check                                           --             --
                                                              ----------      ---------        ---------
              Net cash used in investing activities              (10,266)      (147,790)       ( 209,003)
                                                              ----------      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Stock issued for cash                                        15,902      1,225,318        4,381,023
     Advances on notes payable                                   225,476             --               --
     Payments on notes payable                                        --         (4,669)              --
     Loans payable to shareholders                                              273,992          277,015
     Increase in notes payable                                                   31,103
                                                              ----------      ---------        ---------
              Net cash provided by financing activities          241,378      1,525,744        4,658,038
                                                              ----------      ---------        ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 6,996            287            6,996

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        --         31,013               --
                                                              ----------      ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $      6,996     $   31,300        $   6,996
                                                              ==========      =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
         Cash paid during the period for interest                 3,270            591                --
                                                             ==========      =========         =========
         Cash paid during the period for income taxes                --             --                --
                                                             ==========      =========         =========

The accompanying notes are an integral part of these consolidated financial statements.



SUPPLEMENTAL INFORMATION September 30, 2001:

1. During the period January 1, 2001 to September 30, 2001 the company issued 7,475,909 shares for financial advisory services office expense and accounts payable valued at $301,456. The Company also issued shares to four officers in relief of accrued wages in the amount of $500,324.



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

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $ 8,237,803 for the period from May 18, 1998 (inception) to September 30, 2001, and has used cash in operations of $4,442,039 for the period from May 18, 1998 (inception) to September 30, 2001. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

liabilities for which it is practicable to estimate. At September 30, 2001, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available for similar loans

Goodwill/Intangibles

Goodwill reflects the excess of purchase price over the fair value of net assets purchased and is amortized on a straight-line basis over 3 years.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined principally on the average cost method. Inventory of merchandise available for resale was $0, at September 30, 2001. During the first half of 2001 the Company closed out the inventory of merchandise it was holding in its two Southern facilities and realized a loss on the sale of $48,613.

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


NOTE 3.  RELATED PARTY TRANSACTIONS

Directors,  Officers  and  Shareholders  of the  Company,  John  Folger  and Ann
Jameson,   have  entered  into  various  transactions  with  the  Company  since inception. The balance of the loan due them on September 30, 2001 was $43,467.

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

RESULTS OF OPERATIONS


Revenues

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.


     The Company has been in its developmental stage since May 18, 1998. Net Revenues for the nine months ended September 30, 2001 were $127,319 as compared to revenues for the nine months ended September 30, 2000 which were $393,339.

The Company has not focused its attention on revenues until it can get its financing in place.


From Inception May 18, 1988 to September 30, 2001

Company revenues earned since inception were $627,296. Revenues from sales were $256,990 or 41% of the total revenues from inception. Consulting income was $308,593 which is 49% of the total revenues, over the same period. Membership fees, all earned from January 1, 2000, were only 10% of the total revenues.


Operating  Expenses

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

Total Operating Expenses other than Cost of Sales for the nine months ended September 30, 2001 were $1,475,853 compared with $2,191,672 for the same period in 2000, a decrease of 33%.

Salaries and related costs decreased from $546,601 for the nine months ended September 30, 2000 to $112,380 for the nine months ended September 30, 2001; a 79% decrease. This is primarily attributable to the Company's closing the two Southern facilities and the Company's two remaining executives working almost exclusively to arrange financing.

Consulting and professional fees increased by $212,719 (31%) from $692,080 for the nine months ended September 30, 2000 to $904,799, for the nine months ended September 30, 2001. The reason for the increase was fees paid in stock to financial advisors, lawyers, consultants and underwriters.

Research and development costs are primarily to develop the Company's Web site.

General and Administrative expenses decreased from $845,979 for the nine months ended September 30, 2000 to $404,852 for the same period in 2001.

Liquidity and Future Plans

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.


For the nine months ended September 30, 2001, net cash used by operations was $224,116 principally due to the quarterly loss of $164,097. This was partially offset by depreciation of $25,274, amortization of $8,760 and shares issued for services in the amount of $737,012 while current assets and liabilities provided $382,353. For the quarter ended September 30, 2000, net cash used by operations was $1,377,677 which was offset by depreciation and amortization of $53,971 and shares issued for services $154,750, while current assets and liabilities contributed cash of $346,646.

Cash used by investing activities for the nine months ended September 30, 2001 were $0. For the nine months ended September 30, 2000, cash used in investing activities was $147,790.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,349,605 will be supplemented in the short term by the sale of common stock and short term borrowing.

From Inception May 18, 1988 to September 30, 2001

The net cash outflow from operations was $4,442,039, over the period May 18, 1998 to September 30, 2001. Primarily, through issuance of common stock, the Company obtained the funds needed to pay for the operating cash deficiency and the investment of $209,003 in property, equipment, and other assets. The use of equity and debt to offset cash deficiency was $4,658,038.

The net loss of the Company was $8,237,803. The loss was essentially financed through issuance of $4,381,023 common stock for cash and $1,522,944 for services. The issuance of common stock provided 71% of the net loss amount. Essentially, accounts payable and accrued salaries of $2,139,186 provided the additional 26% of the funding for the net loss.

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

Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through September 30, 2001, we had an accumulated deficit of $8,176,907. We expect that our deficit will continue to increase. Revenues were insignificant which are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

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


November 23, 2001                /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer