Form 10KSB
period 2001-12-31
HOUSEHOLD DIRECT COM INC
filed 2002-04-17
CIK 1043884

U.S. SECURITIES AND 53EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,2001
                         Commission file number 0-12183



                           HOUSEHOLD DIRECT INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 51-0388634
        (State or other jurisdiction of (IRS Employer Identification No.)
                         Incorporation (or Organization)

                                   3 Glen Road
                              Sandy Hook, CT 06482
                    (Address of principal executive offices)

                                 (203) 426-2312
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $128,421.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 01, 2002 was approximately $401,534.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 128,560,030.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.







                              HOUSEHOLD DIRECT INC
                        2001 Form 10-K-SB Annual Report


Table of Contents


Part I                                                                      Page

Item          1.      Description of Business...........................

Item          2.      Properties........................................

Item          3.      Legal Proceedings.................................

Item          4.      Submission of Matters to a Vote of
                      Security Holders..................................


Part II

Item          5.      Markets and Market Prices.........................

Item          6.      Management's Discussion and Analysis..............

Item          7.      Financial Statements   (See Financial Section)

Item          8.      Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure............


Part III

Item          9.      Directors, Executive Officers, Promoters
                      and Control Persons...............................

Item          10.     Remuneration......................................

Item          11.     Security Ownership of Certain Beneficial Owners
                      and Management of HOUSEHOLD DIRECTINC.......

Item          12.     Certain Relationships and Related Transactions....

Item          13.     Exhibits and Reports on Form 8-k..................





                           HOUSEHOLD DIRECT INC.



Item 1. Description of Business.

HouseHold Direct is a publicly traded holding company designed to acquire and integrate development stage and operational companies into a unique marketing, fulfillment and shopping platform. The mission of HouseHold Direct is to empower consumers by creating the largest private wholesale shopping network in the world. The Company is focused on becoming the dominant and only publicly traded company to represent the presently fragmented industry of independently operated private buying clubs by consolidation, and implementing a national operations and franchise program.

RDI Marketing

The Company was originally incorporated on January 2, 1992 in Florida as RDI Marketing, Inc. ("RDI"). Between 1992 and 1998, the Company was essentially dormant with no significant business activities.

Preferred Consumer Network International, Inc.

On July 10, 1998, the Company exchanged 10,000,000 shares of its common stock for all of the outstanding shares of Preferred Consumer Network International, Inc. ("PCNI").

HouseHold Direct.com, Inc.

On July 12, 1999, RDI changed its corporate domicile from Florida to Delaware and its name to HouseHold Direct.com, Inc. by merging into the Company's wholly owned Delaware subsidiary.

CrossCheck Corp.

On March 9, 2000, the Company executed an Agreement and Plan of Merger with CrossCheck Corp, a Colorado corporation ("Cross") and a Letter Agreement with the shareholders of Cross. Pursuant to such agreements, the Company merged Cross (which had no business operations but was registered, and fully reporting, under the Exchange Act) into the Company so that the Company could achieve "successor issuer" status under the Exchange Act. In connection with such merger which was consummated on March 20, 2000, the Company paid $150,000 in cash and issued 100,000 shares of common stock of the Company to the former shareholders of Cross. HouseHold Direct, Inc.

On January 22, 2002 the Company filed a Proxy Statement (Schedule 14-A) with the Securities and Exchange Commission. The Notice of Special Meeting and Proxy was issued only to stockholders of record at the close of business on December 21, 2001, the record date fixed by the Board of Directors. The consensus of the Board of Directors was that this action was deemed to be in the best interest of the Company in order to continue to seek additional investment to support and implement the Company's business plan.

Therefore the Company's direction was as follows:

         1. To amend the Articles of Incorporation to change the name from HouseHold Direct.com, Inc. to HouseHold Direct, Inc.
         2. To amend the Articles of Incorporation to increase the number of authorized shares of common stock from one hundred million (100,000,000) shares - as approved by the shareholders of record on July 13, 2001 - to two hundred and fifty million (250,000,000) shares.

Company Expansion by Using the Shopping Platform.

The Company has already launched a national membership program (30-day Free Trial) at $7.95 per month to build a data bank of potential members for the larger and more lucrative membership program to be launched from the physical locations. Beyond the smaller, $7.95 program, we intend to create a $395 and $795 program, each of which is designed to accommodate higher income consumers.

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

The Building of the Company.

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

Thunderstick, Inc.

On May 14, 1999, RDI entered into an acquisition agreement whereby RDI agreed to acquire all of the issued and outstanding capital stock of Thunderstick LLC ("Thunderstick") in exchange for 1,000,000 shares of common stock.

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

Megappliance, Inc.

On or about September 14, 1999, the Company entered into an acquisition agreement with Megappliance, Inc. ("Mega") pursuant to which the Company agreed to acquire a Web site (including software, technology and related commercial relationships) in exchange for shares of the Company's common stock.

Personal Consumer Services, Inc.

On January 1, 2000, the Company executed a Service Agreement with Personal Consumer Services, Inc. ("PCS") whereby the Company was engaged to provide Services to the PCS Members during the term of the Agreement. The services include (a) taking orders for the purchase of merchandise and/or services, (b) placing orders for the purchase of merchandise and/or services with manufacturers, distributors and/or providers, (c) receiving, retaining and paying for the purchase of merchandise and/or services; and, (d) the maintenance and operation of a customer service department to deal with Member issues. The physical locations in Atlanta, Georgia and Birmingham, Alabama were closed at year end 2000, and the staff were terminated.


Family Savers Acquisition

The Company announced on July 9, 2001 that it had entered into an acquisition agreement with Family Savers, Inc. private wholesale buying club, with more than 20,000 active members serviced by two locations in South Carolina and Florida, and a profitable operating history spanning eight years. The Company planned to migrate some 4,000 additional members retained from its agreement with the former PCS Club of Atlanta, Georgia and Birmingham, Alabama, into the sphere of Family Savers, thus forming a single centralized product sales and fulfillment hub under the corporate banner.

The purchase price was $500,000. The Company advanced $50,000 on the acquisition but could not forfill its obligation and the acquisition was terminated. There is no legal action pending on the cancellation.


Eqtima, LLC

On December 17, 2001 the Compnay announced an acquisition agreement had been signed by the Company to purchase 100% of Eqtima LLC. The initial consideration given by the Company was 941,830 shares valued at $6,592. Certain working capital was to be transfered by the Company to Eqtima that has not been done as of this date. Based on the non-transfer of working capital by the Company to Eqtima the acquisition has been placed on hold pending adequate financing by the Company.


Company Products

HouseHold Direct, Inc. was initially formed to engage in the development, promotion, marketing and sales of memberships in a "wholesale buying club" to the public. The distinct benefit of this club membership is the right to purchase a broad range of normal household products at the direct manufacturer and/or distributor price, with no retail type of markup added to the price. The Company will develop revenue by charging membership fees for the discounting service that it offers. The fees charged for the service are: (1) an initial membership fee; (2) a monthly or annual dues fee; (3) and, a small commission or handling charge for these services. The Company plans to solicit consumers to become "members" by advertising and marketing its' services directly to consumers.

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

Competition

The Company competes with various companies that are both public and privately owned. They come from three separate categories: (1) other private buying clubs;
(2) public wholesale discount clubs; and (3) a variety of Internet sellers. Some of the privately owned buying clubs are: (1) United Consumers Club with about 90 locations; (2) Unimart, which has 2 locations; and finally, (3) Uniway, which has both company owned and franchised locations totaling 14 locations. These clubs normally charge an initial fee of $800 to $1,500 and annual renewal fees of about $50 to $100. It is from this existing group of membership clubs that the Company will seek to locate potential acquisition candidates.

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

A key element of our strategy is to generate a high volume of traffic on, and use of, the Web sites. Accordingly, Web site transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors are also critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels.

The Internet and the e-commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing Web site, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

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


Research and Development

The approximate amount expended by the Company on research and development of its products during the years 2001 and 2000, totaled $ 19,786 and $ 606,596 respectively. The Company has not incurred any direct costs relating to environmental regulations or requirements.

Employees

The Company will be dependent upon the personal efforts and ability of the President, Secretary, and Directors. Presently the Company has a total of 2 executive employees.

Item 2.   Properties.


The Company's executive offices are located at 3 Glen Road, Sandy Hook, CT 06482. The Company has a one year lease which expires in June 2002. The Company pays a base monthly rental of $850.

Item 3.   Legal Proceedings


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

Item 4.   Submission of Matters to a Vote of Security Holders

A Special Meeting of stockholders' held on July 28, 2001 in Alpharetta, Georgia.

The stockholders approved the following:

1. To amend the Articles of Incorporation to increase the number of authorized shares of common stock from fifty million (50,000,000) shares to one hundred million (100,000,000) shares.

On January 22, 2002 the Company filed a Proxy Statement (Schedule 14-A) with the Securities and Exchange Commission. The Notice of Special Meeting and Proxy was issued only to stockholders of record at the close of business on December 21, 2001, the record date fixed by the Board of Directors. The consensus of the Board of Directors was that this action was deemed to be in the best interest of the Company in order to continue to seek additional investment to support and implement the Company's business plan.

Therefore the Company's direction was as follows:

1. To amend the Articles of Incorporation to change the name from HouseHold Direct.com, Inc. to HouseHold Direct, Inc.

2. To amend the Articles of Incorporation to increase the number of authorized shares of common stock from one hundred million (100,000,000) shares to two hundred and fifty million (250,000,000) shares.



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

                                  Low Bid         High Bid
2001
     First Quarter ................0.005            0.035
     Second Quarter............... 0.010            0.060
     Third Quarter................ 0.030            0.080
     Fourth Quarter............... 0.047            0.109

2000
     First Quarter................ 0.625            1.875
     Second Quarter............... 0.313            1.156
     Third Quarter................ 0.260            0.520
     Fourth Quarter............... 0.060    ....    0.090

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




Item 6. Management's Discussion and Analysis.


OVERVIEW

HouseHold Direct is a publicly traded holding company that is acquiring specialized business operations to support the launch of a large national membership services platform. This platform will include several hundred physical locations in key markets around the country and will be combined with an Internet/Intranet web presence to offer a unique wholesale offering of brand name consumer goods to a large segment of the consumer population.

The strategy of the Company is to consolidate multiple business units, which, in addition to adding current revenues and earnings, will offer synergy, market and opportunity leverage at reduced operating expenses, thereby developing increased shareholder value.

The Company is developing key expertise in franchising, merger/acquisition, business integration and expedited ROI strategies. The management team and its advisors include several experts in their respective fields that boast substantial track records for successful performance.

HouseHold Direct has expanded the types and categories of companies targeted for acquisition. These negotiations are being supported and coordinated by the merger and acquisition team at Southbridge Business Resources (SBRI). The expanded plan proposed by SBRI is to acquire separate, profitable operations that represent the various components of the national HouseHold Direct membership marketing and fulfillment platform, instead of initially approaching the wholesale shopping clubs. These expanded business categories include: e-mail or direct mail marketing services, customer support or service bureaus, and product shipping and delivery carriers. Approaches are also being directed to consumer product sales companies including: catalog, some types of retail and a broad group of wholesale companies that will gain vertical market integration with many different manufacturers.

The Company's previous consolidation plan was limited to existing wholesale buying club operations as a method to rapidly gain revenue and market share. The strategy has been sound, but the number of companies suitable for consideration has been limited. The larger club operators, which are profitable, want to see revenues and earning in a potential acquirer, and this program can provide that immediate advantage.

By implementing a business development strategy that allows for the rapid acquisition of multiple components of the national platform, it will be much easier to create an organization with substantial revenues that can then implement the buying club consolidation plan. The immediate result from this strategic shift is that the number of target companies has expanded from fewer than ten to more than 100.

The Company's outlook for success is optomistic, especially given current market conditions. The reduced market environment, curtailing of investment banking activities and wholesale disappearance of venture capital to the general landscape indicate that many small companies will continue to seek an alliance or acquisition by an existing public company that can meet the needs of these growing enterprises.


RESULTS OF OPERATIONS


Revenues

Twelve Months Ended December 31, 2001 Compared to The Twelve Months Ended December 31, 2000


The Company has been in its developmental stage since May 18, 1998. Net Revenues for the twelve months ended December 31, 2001 were $128,421 comprising sale of merchandise of $47,546 (37%), and consulting services of $80,875 (63%). Revenues for the twelve months ended December 31, 2000 were $174,300 from consulting services, $235,357 from sales and $35,900 from member.


From Inception May 18, 1988 to December 31, 2001

Company revenues earned since inception were $628,399. Revenues from sale were $283,903 or 45% of the total revenues from inception. Consulting income was $255,175,718 which is 49% of the total revenues, over the same period. Membership fees, all earned in the year 2000, were only 6% of the revenues.



Operating  Expenses

Twelve Months Ended December 31, 2001 Compared to The Twelve Months Ended December 31, 2000

Total Operating Expenses other than Cost of Sales for the twelve months ended December 31, 2001 were $2,036,577 compared with $4,128,985 for the same period in 2000, an increase of 51%. Cost of merchandise, $24,419, was 91% of sales revenues in the year 2001.

Salaries and related costs decreased from $665,624 for the twelve months ended December 31, 2000 to $248,595 for the twelve months ended December 31, 2001; a 63% decrease. At the year end the Company, only had two executive employees.

Consulting fees remained approximately the same for 2000 and 2001. Consulting fees were expended mostly for developing a marketing plan and financial consulting.

Research and development costs are primarily to develop the Company's Web site. In 2001, development costs were $134,037 as compared with $606,596 in the year 2000, an decrease of $472,559 or 78%. Most of research and development costs involve payments to consultants for their services.

General and Administrative expenses decreased from $1,560,853 for the twelve months ended December 31, 2000 to $396,409 for the same period in 2001. The decrease of 75% is primarily due to the Companys requirement for addition funds to continue operations.

From Inception May 18, 1988 to December 31, 2001

Since inception, the Company has expended $3,232,773 for general and administrative activities. The general and administrative expenses account for 37% of total operating expenses, since inception. Other operating expenses were: consulting expenses, $3,175,683 (36%), salaries and benefits, $1,364,675 (15%), research and development $871,705 (10%), and Depreciation and amortization $117,480 (1%), from inception to December 31, 2001.


Liquidity and Future Plans

The Company working capital deficit of $2,686,059 and negative cash flow form operations for the year ended December 31, 2001 of $472,362 put HHD in a precarious position. To extricate itself from these problems. We had signed a definitive financing contract for a $10 million equity credit line with DRH Capital and Dutchess Private Equities Fund, L.P., for the same amount of equity financing and $100,000 bridge-financing.

We are working out the schedule by which to draw against the large equity package, which is related to the Company filing an amended SB-2 Registration Statement which was originally filed in July 2001.


Cash used by investing activities for the twelve months ended December 31, 2000 were principally related to the investment in software $36,750 and the addition of computer and office equipment in the amount of $98,120. For the year ended December 31, 2001, cash used in investing activities was $50,000, primarily for the cancelled acquisition of Family Savers. Also in 2001 the Company wrote off purchased software of $36,750 and equipment of $86,914.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,686,059 will be supplemented in the short term by the sale of common stock and short term borrowing.


From Inception May 18, 1988 to December 31, 2001

The net cash outflow from operations was $2,677,495, over the period May 18, 1998 to December 31, 2001. Primarily, through issuance of common stock $(2,699,041), the Company obtained the funds needed to pay for the operating cash deficiency and the investment of $133,277 in property, equipment, and other assets. The use of debt was limited to $93,000 of advances on notes payable.

The net loss from inception of the Company was $8,283,414. The loss was essentially financed through issuance of $2,699,041 common stock for cash and $3,020,856 for services. The issuance of common stock provided 69% of the net loss amount. Essentially, the accounts payable of $1,648,599 and accrued salaries of $652,356 provided the additional 28% of the funding for the net loss.

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






Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through December 30, 2001, we had an accumulated deficit of $8,283,414. We expect that our deficit will continue to increase. The revenues were insignificant amounts and are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

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


The Voting Control Held by Present Management Could Significantly Impact Our Business.

As of December 31, 2001, our current officers and directors beneficially own 8,191,539 shares of our common stock, or approximately 10% of the shares of common stock deemed outstanding on such date for the purposes of the percentage calculation, not including certain shares underlying options held by Mr. Folger and Ms. Jameson. As there are no cumulative voting rights, current management, by virtue of their stock ownership, can be expected to influence substantially the election of our Board of Directors and thereby continue to impact substantially our business, affairs and policies.


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

The Company's future results of operaitons and the other forward-looking statements contained here in particular the statements reparding growth in the membership buying group industry, capital spending, research and development, and marketing and general and administrative expenses, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; competitive factors such as rival manufacturers' availability of products at reasonable prices; risk of nonpayment of accounts receivable; risks associated with foreign operations, and litigation involving intellectual properly and consumer issues.

The managemnt of HOUSEHOLD DIRECT INC. believes that it will have the product mix, facili , personal, and competitive and financial resources for business success, but revenues, costs, margins, product mix and pro are subject to the influence of a number of factors, as discussed above.



Item 7.   Financial Statements.
(See Attached)


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


Current Dispute with Prior Years Accountants

Presently, the Company is having a fee payment dispute with its former independent certified public accountants, McGladrey & Pullen, LLP, formerly known as WallaceSanders & Company, who issued their report on the Company's consolidated balance sheets and related consolidated statements of operations, changes in shareholders deficit, and cash flows for the year ended December 31, 1999 and for the period from May 18, 1998 (inception) to December 31, 1999. Due to this dispute, McGladry & Pullen will not issue their consent to include their opinion letter in the current year's annual report for 10K-SB.

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


Item 10. Executive Compensation.

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2001:

                           Summary Compensation Table




Name and                                                            Other
Principal                                         (a)               Annual
Position             Year         Salary         Bonus          Compensation
---------            ----         ------         -----          -------------


John Folger
President, CEO       2001        $75,000        20,640(4)         5,316(3)
and Director         2000         75,000           --             9,932(1)
                     1999         75,000           --             4,226

Ann Jameson
Vice President       2001        $75,000        19,733(4)         6,852(2)
Secretary-           2000         75,000           --             4,250(2)
Treasurer            1999         75,000           --             4,250
and Director



                                           Awards                  Payouts
                                -----------------------            -------
Name and                        Restricted
Principal                          Stock       Options/              LTIP
Position             Year        Awards(#)      SARS(#)            Payouts
---------            ----       ----------     --------            -------


John Folger
President, CEO       2001           --              --                --
and Director         2000           --              --                --
                     1999           --         870,000                --
Ann Jameson
Vice President
Secretary-           2001           --              --                --
Treasurer            2000           --              --                --
and Director         1999           --         750,000                --




(1)  Includes Auto Allowance and Medical Insurance

(2)  Includes Auto Allowance Only

(3)  Includes Health Insurance Only

(4) The bonus represents the value of shares that were given as part of the 2001 employee incentive stock option plan.

Directors are not paid or reimbursed for attending meetings.

There were no options granted to employees during the year 2001.


Item 11. Security Ownership of Certain Beneficial Owners and Management of Household Direct. Com, Inc.

The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of the Company's common stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding shares, by directors who own common stock and by all officers and directors as a group.



Names and Address of           Title of     Amount and Nature of      Percent of
  Beneficial Owner               Class      Beneficial Ownership         Class
--------------------           --------    ----------------------     ----------


John D. Folger, President       Common          7,140,111(1)
CEO, Director, Chairman
3 Glen Road
Sandy Hook, CT 06482

Ann D. Jameson, Vice-President  Common          2,671,428(2)
Secretary, Treasurer, Director
3 Glen Road
Sandy Hook, CT 06482



Officers and Directors          Common          9,811,539(3)
As a class 2 persons


(1) Included in the shares are options to purchase 870,000 common shares granted in November 1999

(2) Included in the shares are options to purchase 750,000 common shares granted in November 1999


(3) Included in the calculation of percent of class are 1,620,000 options to purchase shares at various prices


Item 12.   Certain Relationships and Related Transactions


Directors, Officers and Shareholders of the Company, John Folger and Ann Jameson, have entered into various transactions with the Company since inception. In the years 1999 through 2001, they deposited cash of $974,682 and withdrew cash of $572,763. They loaned their personal shares of the Company that were used to pay vendors valued at $275,235. They also loaned their shares for the acquisition of Thunderstick and Megappliance valued at $39,720.

As of December 31, 1998, John Folger wholly owned PCNI. During 1999, the Company made payments totaling $190,622 on behalf of PCNI. It was determined that this amount would not be collected by the Company and therefore written off against the amounts payable to Mr. Folger. In year 200, John Folger and Ann Jameson received 2,857,142 common shares of the Company valued at $162,125 in payment of a significant portion of their loan. In 2001 they received 8,736,020 shares as compensation valued at $106,155. The balance of the loan due them on December 31, 2001 was $317,918.


Item 13.   Exhibits and Reports on Form 8-K


Def 14-A - Definitive Proxy Statement - filed 01/03/02
Form 8-K/A - Eqtima, LLC - filed 01/10/02
Form 8-K/A - Eqtima, LLC - filed 03/25/02




SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southbury, State of Connecticut, on April 16, 2002.


                              HOUSEHOLD DIRECT INC.



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




s/ John D. Folger         April 16, 2002
----------------------------------------
John D. Folger                  Date



s/ Ann D. Jameson        April 16, 2002
----------------------------------------
Ann D. Jameson                    Date




PART II

ITEM 7.  FINANCIAL STATEMENT


                              HOUSEHOLD DIRECT INC.
                          INDEX TO FINANCIAL STATEMENTS


Table of Contents                                                   Page



Consolidated Balance Sheet at December 31, 2001                      F-1


Consolidated Statements of Operations for the
 years ended December 31, 2001 and 2000 and from
Inception to December 31, 2001                                       F-3

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2001 and 2000 and from             F-5
Inception to December 31, 2001

Consolidated Statements of Cash Flows for the
 years ended December 31, 2001 and 2000 and from
Inception to December 31, 2001                                       F-7


Notes to Consolidated Financial Statements                           F-9







                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001



                                     Assets




Current assets:
     Cash and cash equivalents                                       $  1,245
     Prepaid expenses and other current assets                          4,600
                                                                      -------

         Total current assets                                           5,845

Property and equipment, net                                            40,542

Intangible assets, net                                                 15,748
Other assets - contracts receivable                                    58,500
Deposits as security                                                    7,759
                                                                      -------

         Total assets                                               $ 128,388
                                                                      =======




The accompanying notes are an integral part of these consolidated financial statements.







                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001
                                   (CONTINUED)



                      Liabilities and Shareholders' Deficit



Current liabilities:
     Accounts payable                                              $ 1,648,599
     Accrued salaries                                                  652,356
     Current portion of note payable                                    73,031
     Amounts payable to related parties                                317,918
                                                                    ----------

         Total current liabilities                                   2,691,904


Commitments and contingencies

Shareholders' deficit:
Common stock, 100,000,000 shares of $0.001 par value
      authorized; 84,300,059, Shares issued and
      outstanding at December 31, 2001                                  84,299
     Additional paid-in capital                                      5,635,599
     Deficit accumulated during the development stage               (8,283,414)
                                                                     ---------

         Total Shareholders' deficit                                (2,563,516)
                                                                     ---------

         Total liabilities and shareholders' deficit             $     128,388
                                                                    ==========


The accompanying notes are an integral part of these consolidated financial statements.



                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For Year Ended         May 18, 1998
                                            December 31,        (Inception) to
                                        -------------------
                                        2001           2000    December 31, 2001
                                        ----           ----    -----------------
 Revenues:
   Consulting services               $ 80,875    $  174,300          $ 308,593
   Membership Fees                         --        35,903             35,903
   Sales                               47,546       236,357            283,903
                                    ---------     ---------          ---------

Total revenues                        128,421       446,560            628,399
Cost of sales                          24,419       214,322            238,741
                                    ---------     ---------          ---------

Gross profit                          104,002       232,238            389,658

Operating expenses:
   Salaries and benefits              248,595       665,624          1,364,675
   Research and development           134,037       606,596            871,705
   Depreciation and amortization       25,275        69,159            117,480
   Consulting fees                  1,232,261     1,226,753          3,175,683
   General and administrative         396,409     1,560,853          3,232,773
                                    ---------     ---------          ---------

   Total operating expenses         2,036,577     4,128,985         (8,762,316)
                                    ---------     ---------          ---------

Loss from operations               (1,932,575)   (3,896,747)        (8,372,658)
                                    ---------     ---------          ---------

Other expense:
   Interest expense                    26,987           964             28,828
   Write down of assets               156,269            --            156,269
   Loss on subsidiary                      --            --            319,737
                                    ---------      ---------          ---------

   Total other expense              (183,256)          (964)          (504,835)
                                    ---------      ---------          ---------

Net income before income tax
  and extraordinary item          (2,115,831)    (3,897,711)        (8,877,493)
Extraordinary item
Forgiveness of debt                  594,079             --            594,079
                                   ---------      ---------          ---------
   Loss for period                (1,521,752)    (3,897,711)        (8,283,414)

Provision for income                      --             --                 --
   Tax                                    --             --                 --
                                   ---------      ---------          ---------
Net loss for period             $ (1,521,752)  $ (3,897,711)      $ (8,283,414)
                                   =========      =========          =========

Net loss per weighted average
 share of common stock outstanding    $ (.03)        $ (.16)            $ (.03)
                                         ===            ===                ===

Weighted average number of shares
  of common stock outstanding     52,014,000     24,409,500         29,116,491
                                  ==========     ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.






                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For Year Ended        May 18, 1998
                                             December 31,        (Inception) to
                                        --------------------   -----------------
                                           2001         2000   December 31, 2001
                                           ----         ----
December 31, 2000

Cash flows from operating activities
 Net loss                             $(1,521,753)  $(3,897,711)    $(8,283,414
 Adjustments to reconcile net loss
   to net cash used in
  operating activities:
   Depreciation                           (13,467)       57,760          65,259
   Goodwill Amortization                  ( 3,911)       11,399           9,568
   Services in exchange for
      stock and options                   655,641     2,013,506       3,273,890
   Interest paid with stock                    --            --          20,500
   (Increases) decreases in
     operating assets:
   Accounts receivable                         --       (58,500)        (63,100
   Prepaid expenses and other
     current assets                            --         9,565              --
   Deferred Compensation                       --        15,000              --
   Inventory                               64,056       (64,056)             --
   Increases (decreases) in
     operating liabilities:
   Accounts payable                       196,826       780,432       1,648,599
   Amounts payable to related parties      52,213    (   84,277)        160,043
   Deferred revenue                    (   54,000)       54,000              --
   Accrued Salaries                       152,033    (   60,873)        491,160
                                       ----------      --------      ----------

    Net cash used in operating
      activities                       (  472,362)   (1,223,755)     (2,677,495)
                                        ---------     ---------       ---------

Cash flows from investing activities:
   Cash acquired from acquisition
     of Thunderstick investment
      in Megappliance                          --            --      (   18,720)
   Purchase of software                    36,750    (   36,750)             --
   Additions to property and equipment     86,914    (   98,120)     (  105,801)
   Deposits as security                (      192)   (    7,564)     (    7,756)
                                        ---------     ---------       ---------

    Net cash used in investing
     activities                           123,472    (  142,434)     (  132,277)
                                        ---------     ---------       ---------

Cash flows from financing activities:
   Stock issued for cash                  308,207     1,311,694       2,699,041
   Cash received on stock
     subscriptions receivable                  --            --          38,945
   Advances on notes payable               50,000        32,000          93,000
   Payments on notes payable           (    8,072)   (    8,518)     (   19,969)
                                        ---------     ---------       ---------

 Net cash provided by
    financing activities                  350,135     1,335,176       2,811,017
                                        ---------     ---------       ---------





                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)




                                       For Year Ended            May 18, 1998
                                         December 31,           (Inception) to
                                       --------------          -----------------
                                        2001       2000       December 31, 2001
                                        ----       ----       -----------------
December 31, 2000

Net increase (decrease) in cash      $ 1,245   $ (31,013)            $  1,245

Cash, beginning of period                 --      31,013                   --
                                      ------      ------               ------

Cash and cash equivalents,
    end of period                    $ 1,245         --              $  1,245
                                      ======   $  ======               ======


SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

     Cash paid during the
       period for interest           $ 1,112    $   964              $ 3,606
                                       =====       ====                =====

     Cash paid during the
       period for income taxes            --         --                   --
                                        ====       ====                =====


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









                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


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



2001

1. The Company issued 34,992,956 common shares: consulting services - financial valued at $428,796, maintenance of software and operations $80,151: officers bonus, $40,373: legal fees $34,100: salaries $65,782. The total value of the shares issued was $649,202.

2. The Company issued 941,830 common shares as part of the purchase of Eqtima LLC valued at $6,593.





                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT



                               Common Stock          Additional        Stock
                               ------------          Paid-in      Subscriptions
                           Shares     Par Value      Capital         Receivable
                           ------     ---------      --------      ------------
1998

Reinstatement and
 Recapitalization,
May 18, 1998              1,000,000       1,000     $      --           $    --
Stock issued for
cash                      1,627,095       1,627        174,334               --
Stock issued for
  Services                  914,000         914         99,626               --
Stock issued for
  Purchase of PCNI       10,000,000      10,000             --          (10,000)
Sale of PCNI                     --          --             --                1
Stock issued in lieu
  of interest               175,905         176         20,324               --
Stock issued for
  Subscriptions
  receivable                200,000         200         49,800          (50,000)
Net loss                         --          --             --               --
                         ----------     -------      ---------          -------

Balance, December
   31, 1998              13,917,000      13,917        344,084          (59,999)

1999
----
Stock issued for cash     4,784,504       4,785        897,394               --
Stock issued for
  services                1,488,800       1,489        367,883               --
Stock issued for
  subscriptions
  receivable                 50,000          50         22,950          (23,000)
Cash received on
  stock subscriptions
  receivable                     --          --             --           38,645
Reclassify related
  party payable                  --          --             --            9,999
Options granted for
 services                        --          --             --               --
Deferred
Compensation
Net Loss                         --          --             --               --


Balance, December
   31, 1999              20,240,304     $20,241      $1,632,311       $ (34,355)


The accompanying notes are an integral part of the financial statements.



                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT



                                                           Deficit
                                                           During       Total
                            Options        Deferred    Development  shareholder
                          Outstanding    Compensation     Stage        Deficit
                          -----------    ------------  -----------  -----------

1998

Reinstatement and
 Recapitalization,         $     --                     $    --      $    1,000
May 18, 1998
Stock issued for                 --                          --         175,961
cash
Stock issued for                 --                          --         100,540
  Services
Stock issued for                 --                          --              --
  Purchase of PCNI               --                          --               1
Sale of PCNI
Stock issued in lieu             --                          --          20,500
  of interest
Stock issued for
  Subscriptions                  --                          --              --
  receivable                     --                    (638,684)       (638,684)
Net loss                    -------        --------     -------        --------


Balance, December                --                    (638,684)       (340,682)
   31, 1998

1999
----                             --                          --         902,179
Stock issued for cash
Stock issued for                 --                          --         369,372
  services
Stock issued for
  subscriptions                  --                          --              --
  receivable
Cash received on
  stock subscriptions            --                          --          38,645
  receivable
Reclassify related               --                          --           9,999
  party payable
Options granted for         125,131                          --         125,131
 services
Deferred                                  15,000                         15,000
Compensation                    --           --       (2,225,266)    (2,225,266)
Net Loss                  --------      --------      -----------    ----------


Balance, December         $125,131      $ 15,000    $ (2,863,950)    (1,105,622)
   31, 1999


The accompanying notes are an integral part of the financial statements.




                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT
                                   (CONTINUED)





                                Common Stock          Additional      Stock
                                ------------            Paid-in    Subscription
                             Shares     Par Value       Capital      Receivable
                             -------    ---------      --------    -------------
2000

Stock issued for cash,
  rights offering            408,359         408         122,099             --
Stock issued for cash      2,212,655       2,213       1,136,974             --
Stock issued for cash
   and services            1,000,000       1,000         523,266             --
Stock issued for
 Services:
   Salaries                2,924,286       2,924         163,580             --
   Investor relations,
      etc.                 2,922,435       2,922         657,970             --
   Repay loans             2,857,142       2,857         159,268             --
   Research and
   Development               356,095         356         150,929             --
Stock issued to
    return shares
     used  to acquire
     Thunderstick and
     Megappliance            624,000         624          39,096             --
Stock issued to
  purchase Thunderstick      500,000         500           4,500             --
Stock issued to
  purchase corporate
  shell (CrossCheck)         100,000         100          34,542             --
Deferred Compensation
Net Loss                          --          --              --             --
                          ----------     -------         -------       ---------
Balance, December
   31, 2000               34,145,276     $34,145      $4,624,535     $(  34,355)


Stock Issued for
Cash                       7,600,000     $ 7,600      $   92,400             --

Subscriptions
   Receivable Paid                                                        7,440
Stock Issued for Cash      6,620,000    $  6,620      $  200,587             --

Stock Issued for
   services               34,992,953    $ 34,993     $ 6,142,092             --
Stock Issued for
  Eqtima, Inc.               941,830         941           5,651             --

Net loss                          --          --              --             --
                          ----------    --------      ----------          -----

Balance,
  December 31, 2001       84,300,059   $  84,299     $ 5,537,382       ( 26,915)
                          ==========   =========      ==========       ========
The accompanying notes are an integral part of the financial statements.







                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT
                                   (CONTINUED)




                                                          Deficit
                                                           During        Total
                            Options        Deferred    Development  shareholders
                           Outstanding    Compensation     Stage        Deficit
                           -----------    ------------  -----------   ----------
2000

Stock issued for cash,
  rights offering                --                          --         122,507
Stock issued for cash            --                          --       1,139,187
Stock issued for cash
   and services                  --                          --         524,266
Stock issued for
 Services:
   Salaries                      --                          --         166,504
   Investor relations,
      etc.                       --                          --         660,892
   Repay loans                   --                          --         162,125
   Research and
   Development                   --                          --         151,285
Stock issued to
    return shares
     used  to acquire
     Thunderstick and
     Megappliance               --                           --          39,720
Stock issued to
  purchase Thunderstick         --                           --           5,000
Stock issued to
  purchase corporate
  shell (CrossCheck)            --                           --          34,642
Deferred Compensation                      (15,000)                    ( 15,000)
Net Loss                        --              --    (3,897,711)    (3,897,711)
                          --------        --------       ---------   ----------
Balance, December
   31, 2000             $  125,131        $     --   $(6,761,661)   $(2,012,205)
                         =========        ========     =========      =========


Stock Issued for
   Family Savers Inc.           --              --           --         100,000

Subscriptions
   Receivable Paid              --              --           --           7,440

Stock Issued for Cash           --              --           --         207,207

Stock Issued for
   services                     --              --           --         649,202

Stock Issued for
  Eqtima, Inc.                  --              --           --           6,592

Net loss                        --              --   ( 1,521,753)   ( 1,521,753)
                           -------         -------    ----------      ---------

Balance,
  December 31, 2001        125,131              --   ( 8,283,414)   ( 2,563,517)
                          ========         =======    ==========     ==========



The accompanying notes are an integral part of the financial statements.







                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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





                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Family Savers Acquisition

The Company announced on July 9, 2001 that it had entered into an acquisition agreement with Family Savers, Inc. private wholesale buying club, with more than 20,000 active members serviced by two locations in South Carolina and Florida, and a profitable operating history spanning eight years. The Company planned to migrate some 4,000 additional members retained from its agreement with the former PCS Club of Atlanta, Georgia and Birmingham, Alabama, into the sphere of Family Savers, thus forming a single centralized product sales and fulfillment hub under the corporate banner.

The purchase price was $500,000. The Company advanced $50,000 on the acquisition but could not forfill its obligation and the acquisition was terminated. there is no legal action pending on the cancellation.

Eqtima, LLC

On December 17, 2001 the Company announced an acquisition agreement had been signed by the Company to purchase 100% of Eqtima LLC. The initial consideration given by the Company was 941,830 shares valued at $6,592. Certain working capital was to be transfered by the Company to Eqtima that has not been done as of this date. Based on the non-transfer of working capital by the Company to Eqtima the acquisition has been placed on hold pending adequate financing by the Company.


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $8,233,414 for the period from May 18, 1998 (inception) to December 31, 2001, and has used cash in operations of $2,205,133 for the period from May 18, 1998 (inception) to December 31, 2001. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                              HOUSEHOLD DIRECT INC.
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


                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liabilities for which it is practicable to estimate. At December 31, 2001, the carrying value of all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The note payable carrying value approximates fair value based on the borrowing rate currently available for similar loans

Goodwill/Intangibles

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


                              HOUSEHOLD DIRECT INC.
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



                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3.  ACQUISITIONS AND SALES (Continued)

winding up the business of Preferred Consumer Network International, Inc. PCNI had entered into an operating agreement with United Buyers Service of Massachusetts and Connecticut, which was engaged in the sale of memberships in and the operation of a consumer wholesale buyers club. As a result of the failure of these businesses, certain payroll taxes were left unpaid. The Internal Revenue Service ("IRS") has instituted collection of the payroll taxes and placed liens on certain real property of Mr. Folger and Ms. Jameson. Both parties are currently attempting to obtain and complete a settlement of the IRS claims.

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






                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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



NOTE 4.  RELATED PARTY TRANSACTIONS


Directors, Officers and Shareholders of the Company, John Folger and Ann Jameson, have entered into various transactions with the Company since inception. In the years 1999 through 2001, they deposited cash of $974,682 and withdrew cash of $572,763. They loaned their personal shares of the Company that were used to pay vendors valued at $275,235. They also loaned their shares for the acquisition of Thunderstick and Megappliance valued at $39,720.

As of December 31, 1998, John Folger wholly owned PCNI. During 1999, the Company made payments totaling $190,622 on behalf of PCNI. It was determined that this amount would not be collected by the Company and therefore written off against the amounts payable to Mr. Folger. In year 200, John Folger and Ann Jameson received 2,857,142 common shares of the Company valued at $162,125 in payment of a significant portion of their loan. In 2001 they received 8,736,020 shares as compensation valued at $106,155. The balance of the loan due them on December 31, 2001 was $317,918.


NOTE 5.  PROPERTY AND EQUIPMENT


Property and equipment consisted of the following at December 31, 2001:



           Office equipment                     $   56,236
           Motor Vehicles                           49,565
                                                   -------
                                                   105,801
            Less:  accumulated depreciation      (  65,259)
                                                  --------

                                                 $ 113,989
                                                   =======

Depreciation expense for the two years ended December 31, 2001 were $13,467 for 2001 and $57,760 for 2000.




                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 8.  INTANGIBLE ASSETS/GOODWILL



       Eqtima                                       $ 6,593
       Megappliance                                  18,720
                                                     ------
        Total                                        25,313

       Less:  Accumulated Amortization               9,565
                                                     ------
                                                    $15,748
                                                     ======


For the two years ended December 31, 2001 and 2000, amortization of Intangible Assets was $3,744 and $2,080, respectively.


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

The Company had NOLs of approximately $8,233,414 at December 31, 2001, primarily because of the development stage expenses. These NOLs and corresponding estimated tax assets, computed at 35% tax rate, expire as follows:




          Year loss        Expiration        Loss           Estimated
           incurred           Date          Amount          Tax Asset

             1998            2018       $   638,684       $   223,940
             1999            2019         2,225,266           778,843
             2000            2020         3,897,711         1,364,199
             2001            2021         1,521,753           532,113
                                          ---------        ----------

         Total                            8,733,414         2,899,095
         Valuation Allowance                               (2,899,095)
                                                            ---------
                                                          $        --
                                                            =========





                             HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Realization of deferred tax assets associated with the NOL is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these NOLs may expire unused and, accordingly, has established a valuation allowance against them. The valuation allowance of $223,940 as of December 31, 1998 was increased by $778,843, $1,364,199, and 532,113 in 1999, 2000 and 2001, respectively, as a consequence of recognizing additional deferred tax assets in those years.


NOTE 11.  NOTE PAYABLE


On August 18,2000, the Company entered into a note payable agreement with a third party for $35,525 to lease an auto. A $540 payment was made by the Company at the signing of the agreement. The note bears interest at 2.16% which is an inducement by the auto Company to attract buyers. The Company has not discounted the value of the asset purchased to better reflect the market rate of interest. Monthly payments are $561.70 and the note expires on July 18, 2005.





                    2002                      $   6,212
                    2003                          6,376
                    2004                          6,545
                    2005                          3,898
                                                 ------
                                              $  23,031
                                                 ======


On February 12, 2001 the Company borrowed $50,000 due in one year with interest at 5%. The note is convertible to shares.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

Operating Leases

The Company leases certain office space under an operating lease that requires monthly rental payments of approximately $850 and expires June, 2002.
Total rent expense for the Company totaled $28,832 for the year ended December 31, 2001 and $22,698 for the year ended December 31, 2000.



                             HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




NOTE 12.  COMMITMENTS AND CONTINGENCIES (Continued)


Internal Revenue Service Contingent Liability


PCNI, a temporary wholly owned subsidiary of the Company during five months in 1998, was subsequently purchased and is currently owned by another shareholder of the Company. PCNI has been assessed a tax liability by the Internal Revenue Service ("IRS") for taxes, related to wages paid to employees, for an approximate total amount of $83,000. It is the opinion of the Company's legal counsel that this liability will not significantly impact the Company. However, there is currently no legal determination as to whether the Company may be liable, at some point, for the entire amount. As of December 31, 2001, the Company recorded approximately $11,000 of this liability that was incurred during the time of temporary ownership. This amount is included in accounts payable in the accompanying consolidated balance sheets.

Officers Employment Agreements

During the year 2001, the Company had employment agreements with two of its employees with annual salaries of $75,000 per year with remaing terms of up to 5 years. Maximum annual incentive bonuses based on earnings are up to $125,000 per year.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s) will not have a material adverse impairment on the Company's financial position or its results of operations.





                              HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

All stock for services were valued at the average stock for cash value .01 to ..50 in 2000 ($.19 in 1999 and $.11 in 1998). However, where specific values of services could be determined, those values were used to record the transactions.

For the year 2001:

1. The Company issued 34,992,953 common shares: consulting services- financial valued at $428,796, maintenance of software and operations $80,151: officers bonus, $40,373: legal fees $34,100: salaries $65,782. the total value of the stock issued was $649,202.

2. The Company issued 941,830 common shares as part of the purchase of Eqtima, Inc. valued at $6,593.

The quoted market values of the shares, restricted as to marketability, were discounted for limited liquidity. The discount factor was computed as the difference between the average price of the shares issued for cash, computed from the beginning of the year until the date of transaction, and the market price of the shares at the date of transaction. The average cash prices, during the current year, are used: to recognize substantial yearly changes in the nature and size of the Company's operations; to reduce the impact of random price movements associated with low volume transactions; and to incorporate recently available market value information. The computed discount factors ranged between 30% to 47.6% of the market values in the year ended December 31, 2000 and 2001.

Detail Stock Transactions

For the period from May 18, 1998 to December 31,  2001,  for the common stock of
the  Company,  the  dates  of  issuance,   number  of  shares  issued,  type  of
consideration received, and the value of the shares issued are presented below:

1998



                                                   Number of
                             Issue Date              Shares               Amount
Stock issued in for cash:
                               May 18               1,000,000         $    1,000
                               August 20              125,000             13,750
                               October 2              245,000             51,500
                               October 6              200,000                500
                               October 20              50,000              1,000
                               October 9              135,000              8,100
                               November 6             792,095             92,311
                               November 24             55,000              6,050
                               December 3              25,000              2,750
                                                    ---------           --------

                                                    1,727,095            176,961
Stock issued in lieu
   of interest:
                               November 20            175,905             20,500

Stock issued for
  acquisition of PCNI:
                               July 10             10,000,000             10,000
Stock issued for
  subscriptions receivable:
                               December 28,           200,000             50,000
Stock issued for services:
                               August 26              100,000             11,000
                               September 17           180,000             19,800
                               October 6              224,000             24,640
                               October 20             100,000             11,000
                               November 16            210,000             23,100
                               November 23             25,000              2,750
                               December 8              50,000              5,500
                               December 15             25,000              2,750
                                                     --------            -------

                                                      914,000            100,540
                                                      -------            -------

                               Total 1998          13,917,000          $ 358,001
                                                   ==========            =======




                              HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
                                                    =========         =========




                              HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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






                              HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13. CAPITAL STOCK (Continued)

Detail Stock Transactions (Continued)

2000



Stock issued for research and development- Website
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
                                                ==========           =========


2001

Stock issued for investor relations, consulting technical and professional fees:



                                                  Number of
                            Issue Date              Shares              Amount

                            February  01           250,000            $ 16,415
                            February  02            20,000               1,093
                            February  16            33,333               1,822
                            February  20            50,000               2,734
                            February  20            50,000               2,734
                            February  20           100,000               5,468
                            February  28            50,000               2,734
                            March     30           100,000               4,375
                            March     30            62,500               2,734
                            March     30           290,000              12,688
                            March     30            50,000               2,187
                            March     30           571,429              32,000
                            April     16            50,000               2,800
                            April     16           500,000              28,000
                            April     16           205,714              11,520
                            April     16            50,000               2,800
                            April     16           200,000              11,200
                            April     16            25,000               1,400
                            April     16            20,000               1,120
                            April     18           150,000               7,350
                            April     19            90,909               3,818
                            June      07           100,000               2,800
                            June      07            10,000                 280
                            June      11           215,385               6,031
                            June      28           750,000              15,750
                            June      28         1,500,000              31,500
                            July      20         2,100,000              73,500
                            July      20           150,000               5,250
                            July      20           100,000               2,800
                            July      31           200,000               5,600
                            September 12         1,120,818 a            11,208
                            September 12         2,162,337 a            21,623
                            September 18         1,000,000 a            10,000
                            September 18           220,028 a             2,200
                            September 18         1,500,000 a            15,000
                            September 19         1,000,000 a            10,000
                            September 19         1,000,000 a            10,000
                            September 19         1,800,000 a            18,000
                            September 21           855,000 a             8,550
                            October   01         2,250,000 a            69,750
                            October   04         1,000,000              16,100
                            October   31           150,000 a             1,200
                            October   31           454,480 a             3,636
                            November  12         1,000,000               5,600
                            May       31            50,000               1,750
                            May       31            50,000               1,750
                            May       31           100,000               3,500
                            May       31            50,000               1,750
                            July      02           100,000               2,800
                            July      02           100,000               2,800
                            November  15           200,000                 980
                            December  17           400,000               4,400
                            December  17         1,600,000              17,600

a. Shares issued pusuant to 2001 employees stock option plan filed on Form S-8

Stock issued for employee compensation

                            September 12         1,973,337              19,733
                            September 12         2,064,000              20,640
                            October   10         4,698,683              65,782

Stock issued for cash

                            June      12         7,600,000             100,000
                            October   03           400,000              12,500
                            October   05           500,000               4,190
                            October   12           660,000               7,941
                            October   15         5,000,000             180,000

Stock issued to purchase Eqtima LLC
                            December  31           941,830               6,593


                              HOUSEHOLD DIRECT INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

During the year 2000 and 2001, no new options were granted and no options were exercised.

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