Form 10KSB/A
period 2001-12-31
HOUSEHOLD DIRECT COM INC
filed 2002-05-15
CIK 1043884

U.S. SECURITIES AND 53EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB/A

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


Eqtima, LLC

On December 17, 2001 the Company announced an acquisition agreement had been signed by the Company to purchase 100% of Eqtima LLC. The initial consideration given by the Company was 941,830 shares valued at $6,592. Certain working capital was to be transfered by the Company to Eqtima that has not been done as of this date. Based on the non-transfer of working capital by the Company to Eqtima the funding has been placed on hold pending adequate financing by the Company.


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



Operating  Expenses

Twelve Months Ended December 31, 2001 Compared to The Twelve Months Ended December 31, 2000

Total Operating Expenses other than Cost of Sales for the twelve months ended December 31, 2001 were $2,036,577 compared with $4,128,985 for the same period in 2000, an decrease of 51%. Cost of merchandise, $24,419, was 91% of sales revenues in the year 2001.

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


Item 13.   Exhibits and Reports on Form 8-K


Def 14-A - Definitive Proxy Statement - filed 01/03/02
Form 8-K/A - Eqtima, LLC - filed 01/10/02
Form 8-K/A - Eqtima, LLC - filed 03/25/02




SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Southbury, State of Connecticut, on May 15, 2002.


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




s/ John D. Folger         May 15, 2002
----------------------------------------
John D. Folger                  Date



s/ Ann D. Jameson         May 15, 2002
----------------------------------------
Ann D. Jameson                    Date




PART II

ITEM 7.  FINANCIAL STATEMENT



                              HOUSEHOLD DIRECT INC.
                          INDEX TO FINANCIAL STATEMENTS


Table of Contents


Independent Auditors' Report

Consolidated Balance Sheet at December 31, 2001

Consolidated Statements of Operations for the
 years ended December 31, 2001 and 2000 and from Inception to December 31, 2001

Consolidated Statements of Shareholders' Equity
 for the years ended December 31, 2001 and 2000 and from Inception to December 31, 2001

Consolidated Statements of Cash Flows for the
 years ended December 31, 2001 and 2000 and from Inception to December 31, 2001

Notes to Consolidated Financial Statements

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



                          Independent Auditors' Report


To the Board of Directors
HouseHold Direct.com, Inc.
900 Main Street South
Southbury, CT 06488

We have audited the accompanying consolidated balance sheet of HouseHold Direct.com, Inc. (a development stage enterprise) as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 2001 and 2000. These financial statements are the responsibility of HouseHold Direct.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of HouseHold Direct.com, Inc. as of December 31, 1999 and for the year then ended and for the period from May 18, 1998 (inception) to December 31, 1999 were audited by other auditors whose report dated June 9, 2000 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (May 18, 1998) to December 31, 1999 reflect a net loss of $(2,863,950). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HouseHold Direct.com, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

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



Bloom and Company, LLP
Hempstead, New York
May 15, 2002




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



                     HOUSEHOLD DIRECT INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For Year Ended         May 18, 1998
                                            December 31,        (Inception) to
                                        -------------------    -----------------
                                        2001           2000    December 31, 2001
                                        ----           ----    -----------------
 Revenues:
   Consulting services               $ 80,875    $  174,300          $ 308,593
   Membership Fees                         --        35,903             35,903
   Sales                               47,546       236,357            283,903
                                    ---------     ---------          ---------

Total revenues                        128,421       446,560            628,399
Cost of sales                          24,419       214,322            238,741
                                    ---------     ---------          ---------

Gross profit                          104,002       232,238            389,658

Operating expenses:
   Salaries and benefits              248,595       665,624          1,364,675
   Research and development           134,037       606,596            871,705
   Depreciation and amortization       25,275        69,159            117,480
   Consulting fees                  1,232,261     1,226,753          3,175,683
   General and administrative         396,409     1,560,853          3,232,773
                                    ---------     ---------          ---------

   Total operating expenses         2,036,577     4,128,985         (8,762,316)
                                    ---------     ---------          ---------

Loss from operations               (1,932,575)   (3,896,747)        (8,372,658)
                                    ---------     ---------          ---------

Other expense:
   Interest expense                    26,987           964             28,828
   Write down of assets               156,269            --            156,269
   Loss on subsidiary                      --            --            319,737
                                    ---------      ---------          --------

   Total other expense              (183,256)          (964)          (504,835)
                                    ---------      ---------          --------

Net income before income tax
  and extraordinary item          (2,115,831)    (3,897,711)        (8,877,493)
Extraordinary item
Forgiveness of debt                  594,079             --            594,079
                                   ---------      ---------          ---------
   Loss for period                (1,521,752)    (3,897,711)        (8,283,414)

Provision for income                      --             --                 --
   Tax                                    --             --                 --
                                   ---------      ---------          ---------
Net loss for period             $ (1,521,752)  $ (3,897,711)      $ (8,283,414)
                                   =========      =========          =========

Net loss per weighted average
 share of common stock outstanding    $ (.03)        $ (.16)            $ (.03)
                                         ===            ===                ===

Weighted average number of shares
  of common stock outstanding     52,014,000     24,409,500         29,116,491
                                  ==========     ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.






                              HOUSEHOLD DIRECT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                            For Year Ended        May 18, 1998
                                             December 31,        (Inception) to
                                        --------------------   -----------------
                                           2001         2000   December 31, 2001
                                           ----         ----   -----------------
December 31, 2000

Cash flows from operating activities
 Net loss                             $(1,521,753)  $(3,897,711)    $(8,283,414)
 Adjustments to reconcile net loss
   to net cash used in
  operating activities:
   Depreciation                           (13,467)       57,760          65,259
   Goodwill Amortization                  ( 3,911)       11,399           9,568
   Services in exchange for
      stock and options                   655,641     2,013,506       3,273,890
   Interest paid with stock                    --            --          20,500
   (Increases) decreases in
     operating assets:
   Accounts receivable                         --       (58,500)        (63,100)
   Prepaid expenses and other
     current assets                            --         9,565              --
   Deferred Compensation                       --        15,000              --
   Inventory                               64,056       (64,056)             --
   Increases (decreases) in
     operating liabilities:
   Accounts payable                       196,826       780,432       1,648,599
   Amounts payable to related parties      52,213    (   84,277)        160,043
   Deferred revenue                    (   54,000)       54,000              --
   Accrued Salaries                       152,033    (   60,873)        491,160
                                       ----------      --------      ----------

    Net cash used in operating
      activities                       (  472,362)   (1,223,755)     (2,677,495)
                                        ---------     ---------       ---------

Cash flows from investing activities:
   Cash acquired from acquisition
     of Thunderstick investment
      in Megappliance                          --            --      (   18,720)
   Purchase of software                    36,750    (   36,750)             --
   Additions to property and equipment     86,914    (   98,120)     (  105,801)
   Deposits as security                (      192)   (    7,564)     (    7,756)
                                        ---------     ---------       ---------

    Net cash used in investing
     activities                           123,472    (  142,434)     (  132,277)
                                        ---------     ---------       ---------

Cash flows from financing activities:
   Stock issued for cash                  308,207     1,311,694       2,699,041
   Cash received on stock
     subscriptions receivable                  --            --          38,945
   Advances on notes payable               50,000        32,000          93,000
   Payments on notes payable           (    8,072)   (    8,518)     (   19,969)
                                        ---------     ---------       ---------

 Net cash provided by
    financing activities                  350,135     1,335,176       2,811,017
                                        ---------     ---------       ---------





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




                                  Exhibit 21.3
                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual Report on Form 10-K-SB of HouseHold Direct.com, Inc. of our report dated May 15, 2002, included in the Annual Report to Stockholders of HouseHold Direct.com, Inc.



Bloom and Company
s/Bloom and Company
Hempstead, New York
May 15, 2002