Form 10KSB/A
period 2001-12-31
HOUSEHOLD DIRECT COM INC
filed 2002-05-15
CIK 1043884

U.S. SECURITIES AND 53EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB/A #2

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 15, 2002 was approximately $206,544.

State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 158,880,522.

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


NOTE 15.  SUBSEQUENT EVENT

During the period January 1, 2002 to April 19, 2002 we registered 89,500,000 shares as part of four S-8 registration statements. The shares were registered to pay for professional services related to financial and acquisition consulting. As part of the previously mentioned S-8 registration statements we issued 73,566,407 shares to consultants up to and including April 12, 2002. On April 12, there were outstanding 158,880,522 common shares of the company.



                                  Exhibit 21.3
                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual Report on Form 10-KSB of HouseHold Direct, Inc. of our report dated May 15, 2002, included in the Annual Report to Stockholders of HouseHold Direct.com, Inc.



Bloom and Company
s/Bloom and Company
Hempstead, New York
May 15, 2002