Form 10QSB
period 2002-03-31
HOUSEHOLD DIRECT COM INC
filed 2002-06-26
CIK 1043884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2002

              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from______________ to______________

                         Commission file number 00-28667

                             HOUSEHOLD DIRECT, INC.
             (Exact name of registrant as specified in its charter)



DELAWARE                                                         51-0388634
(State or other                                               (I.R.S. Employer
jurisdiction of                                              Identification No.)
incorporation)


                             HOUSEHOLD DIRECT, INC.
                                  3 GLEN ROAD
                              SANDY HOOK, CT 06482
               (Address of principal executive offices) (Zip Code)


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

             CLASS                          OUTSTANDING ON MARCH 31, 2002
           --------                         ----------------------------
         Common stock                             127,174,545

Transitional Small Business Disclosure Format: ___Yes   ____No



                             HOUSEHOLD DIRECT, INC.
                               Table of Contents

Part I.   FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements:

Consolidated Balance Sheets at  March 31, 2002

Consolidated Statements of Operations for the three Months Ended March 31, 2002 and 2001, and from inception on May 18, 1998 to March 31, 2002

Consolidated Statements of Cash Flows for the three Months Ended March 31, 2002 and 2001, and from inception on May 18, 1998 to March 31, 2002

Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K



                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 MARCH 31, 2002


                                     ASSETS



CURRENT ASSETS

     Cash and cash equivalents                              $     14,713
     Due from affiliates                                          23,000
                                                               ---------
        Total current assets                                      37,713

     Investment in affiliates                                      6,593
                                                               ---------
        Total nin-current assets                                   6,593

     Property and equipment, net                                  25,550

     Deposits                                                      9,225
                                                               ---------
         TOTAL ASSETS                                        $    79,081
                                                               =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                        $ 2,253,998
     Accrued interest                                             23,559
     Current portion of note payable                              73,031
     Amounts payable to related parties                          371,587
                                                              ----------
         Total current liabilities                             2,722,175
                                                              ----------

SHAREHOLDERS' DEFICIT
     Common stock, 100,000,000 shares of $0.001 par value
         authorized; 127,174,545, Shares issued and
         outstanding at March 31, 2002                           207,683
     Additional paid-in capital                                5,805,669
     Deficit accumulated during the development stage         (8,656,446)
                                                              ----------
         TOTAL SHAREHOLDERS' DEFICIT                          (2,643,094)
                                                              ----------
         TOTAL LIABILITIES AND
              SHAREHOLDERS' DEFICIT                         $     79,081
                                                              ==========

The accompanying notes are an integral part of these consolidated financial statements.




                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Cumulative
                                              During
                                           Development
                                               Stage         Three Months Ended
                                           May 18, 1998            March 31,
                                       to March 31, 2002      2002       2001
                                          -----------        -----      ------

 REVENUES:
     Consulting services                  $   330,593    $  22,000   $  32,075
     Service fees                              42,568        6,665      25,810
     Sales                                    283,903           --          --
                                          ------------    --------   ---------
                                              657,064       28,665      57,885
     Cost of Sales                            238,741          --       24,419
                                          ------------    --------   ---------
     Gross Profit                             418,323       28,665      33,466
                                          ------------    --------   ---------
OPERATING EXPENSES:

     Salaries and benefits                  1,364,675          --       71,994
     Research and development                 871,705          --        9,919
     Depreciation and amortization            141,624      24,144       11,657
     Consulting and professional fees       3,477,935     302,252      188,980
     General and administrative             3,266,374      33,601      119,284
                                          ------------   --------     --------
     TOTAL OPERATING EXPENSES               9,122,313     359,997      401,834
                                          ------------   --------    ---------
LOSS FROM OPERATIONS                       (8,703,990)   (331,332)    (368,368)
                                          ------------   --------    ---------

OTHER EXPENSE:
     Interest expense                          28,828          --        4,971
     Loss from subsidiary                     319,737          --           --
     Write-off Inventory and Equipment        197,969      41,700       69,854
                                          ------------   --------    ---------
     TOTAL OTHER EXPENSE                      546,534      41,700       74,825
                                          ------------   --------    ---------

NET LOSS BEFORE INCOME TAX
     AND EXTRAORDINARY ITEM                (9,250,524)   (373,032)    (443,193)
EXTRAORDINARY ITEM FORGIVENESS
  OF DEBT                                     594,079          --           --
                                          ------------   --------      --------
NET LOSS                                  $(8,656,445)  $(373,032) $  (443,193)
                                          ============   ========      ========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                          $  (.002)       $(.002)   $     (.01)
                                          ============   ========      ========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                          127,174,545  127,174,545   35,288,619
                                          ============ ===========   ==========


The accompanying notes are an integral part of these consolidated financial statements.


                           HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the          For the
                                                    Period from     Period from
                                                     January 1,      January 1,
                                                      2002 to         2001 to
                                                     March 31,        March 31,
                                                       2002            2001
                                                  -------------     ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $ (373,032)     $ (443,193)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation & Amortization                           (23,692)         11,657
  Shares issued for services, consulting and
   purchases of Company's                               293,454          45,622
  Write-off Inventory and Equipment                      38,683          69,854
  Write-off Intangibles                                  15,748              --
  Interest paid with stock                                   --              --
 (Increases) decreases in operating assets:
  Accounts receivable                                        --           4,500
  Contracts receivable                                   58,500              --
  Prepaid expenses and other current assets               4,600           4,600
  Inventory                                                  --          15,443
  Increases (decreases) in operating liabilities:
  Accounts payable and accrued salaries                 (23,398)        133,191
  Amounts payable to related parties                     53,670           7,658
  Deferred revenue                                           --              --
                                                       ---------      ---------
Net cash used in operating activities                    44,533        (150,668)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits on Web construction                               --       ( 57,031)
  Investment in Software                                     --             --
  Investment in affiliates                              (29,593)            --
  Cash acquired from acquisition of Thunderstick             --             --
  Additions to property and equipment                        --             --
  Deposits as Security                                   (1,472)            --
                                                       ---------      ---------
Net cash used in investing activities                   (31,065)      ( 57,031)
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on notes payable                                  --         228,502
  Payments on notes payable                                  --         (13,616)
                                                       ---------      ---------
Net cash provided by financing activities                    --         214,886
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       13,468           7,187
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,245              --
                                                       ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   14,713        $  7,187
                                                       =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the period for interest                      --             --
                                                       ==========      ========
Cash paid during the period for income taxes                  --            450
                                                       ==========      ========
The accompanying notes are an integral part of these consolidated financial statements.


                           HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Cumulative
                                                            During
                                                          Development
                                                            Stage
                                                          May 18, 1998
                                                       to March 31, 2002
                                                       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(8,656,445)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation & Amortization                                 51,135
  Shares issued for services, consulting and
   purchases of Company's                                  3,397,274
  Write-off Inventory and Equipment                           32,683
  Write-off Intangibles                                       15,748
  Interest paid with stock                                    20,500
 (Increases) decreases in operating assets:
  Accounts receivable                                        (63,100)
  Contracts receivable                                        58,500
  Prepaid expenses and other current assets                    4,600
  Increases (decreases) in operating liabilities:
  Accounts payable and accrued salaries                    2,116,361
  Amounts payable to related parties                         213,713
                                                           ---------
                                                           2,632,962

Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                                  (29,593)
  Cash acquired from acquisition of Thunderstick            (18,720)
  Additions to property and equipment                      (105,801)
  Deposits as security                                      ( 9,228)
                                                           ---------
                                                           (163,342)
Net cash used in investing activities


CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued for cash                                    2,699,041
  Cash received on stock subscriptions receivable             38,945
  Advances on notes payable                                   93,000
  Payments on notes payable                                (  19,969)
                                                           ---------
                                                           2,811,017
                                                           ---------
Net cash provided by financing activities


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           14,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   --
                                                           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  14,713
                                                           ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
Cash paid during the period for interest                      3,606
                                                             ======
Cash paid during the period for income taxes                     --
                                                             ======

The accompanying notes are an integral part of these consolidated financial statements.



SUPPLEMENTAL INFORMATION March 31, 2002:

During the six months ended March 31, 2002, the Company issued:

1. During the period January 1, 2001 to March 31, 2001 the company issued 1,180,833 shares for financial advisory services valued at $45.622.



The accompanying notes are an integral part of these consolidated financial statements.



                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION

On January 2, 1992, RDI Marketing, Inc. ("RDI") (AKA HouseHold Direct) was formed as a Florida corporation. Upon formation, RDI issued 1,000 shares of common stock. RDI essentially remained dormant with no direct or indirect business activity until reinstatement on May 18, 1998. On May 18, 1998, RDI adopted a plan of recapitalization whereby the 1,000 shares of common stock were converted into 1,000,000 shares of .001 par value common stock. In addition to the recapitalization on May 18, 1998, RDI filed a disclosure statement under Rule 15C2-11 of the Securities and Exchange Act of 1934 (hereafter the "Exchange Act") with the National Association of Securities Dealers ("NASD"). As a result, commencing on June 11, 1998, RDI's common stock was quoted on the OTC Bulletin Board.

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

In July, 1999, RDI, changed its corporate domicile from Florida to Delaware, and its name to HouseHold Direct, Inc. (the "Company"). These changes were effectuated by merging the Company into its wholly-owned Delaware subsidiary, and such merger had no impact on the shareholders or the capital accounts of the Company.





                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going-concern. However, the Company is in the development stage, and since inception has been engaged primarily in raising capital and developing its Web site, product, and market strategy. The Company has not generated significant revenues from operations, and in the course of funding product and Web site development and other start-up activities, has experienced cumulative net losses of $ 8,656,445 for the period from May 18, 1998 (inception) to March 31, 2002, and has used cash in operations of $2,632,962 for the period from May 18, 1998 (inception) to March 31, 2002. The Company expects that it will continue to incur net operating losses as it expends substantial resources on Web site development and sales and marketing in an attempt to capture market share and develop market recognition. Management is continually trying to raise additional capital through issuance of stock and debt. Management of the Company believes that the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's revenue volume reaches a sufficient level to cover operating expenses. The absence of assurances of additional capital, raises a substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                             HOUSEHOLD DIRECT, INC.
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

                             HOUSEHOLD DIRECT, INC.
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


                             HOUSEHOLD DIRECT, INC.
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




                             HOUSEHOLD DIRECT, INC.

Item 2.   Management's Discussion and Analysis.

OVERVIEW

HouseHold Direct, Inc. is in the process of creating a unique new "consumer services membership club" by creating a shopping platform that will offer direct access to "cost-plus handling charge" prices from manufacturers and distributors. The Company believes manufacturers are seeking a new Internet based consumer service solution for the first time, which can be coupled to a network of physical locations or service centers. Through its fulfillment partners and direct relationships, the Company provides direct pricing from brand name manufacturers/distributors on their entire current product line. The Company believes the Management Team when completed will possess the required skills and experience from corporate to startup backgrounds; and, will be experienced in business development, marketing, operations, web-site design and management, and database application support.

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

Financing efforts will center on: a) guiding the Company from its planning stage into an aggressive implementation phase, pursuing the consolidation strategy; b) providing and coordinating a wide range of skills from strategic planning, market assessment, technology evaluation, financial analysis, deal structure and negotiation, and financial and legal engineering; c) advisement and coordination of the near term expansion of the management team and the nomination of the Board of Direcots; d) providing a full spectrum of investment banking services, focused upon a contemplated series of acquisitions to begin the Company's consolidation of the private wholesale buying club industry; e) separate financing for each acquisition, combining debt, equity, and/or coordinating the multi-disciplinary activities of other experts and advisors to participate in the due diligence and integration process of anticipated acquisitions.

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


RESULTS OF OPERATIONS


Revenues

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

The Company has been in its developmental stage since May 18, 1998. Net Revenues for the three months ended March 31, 2002 were $28,665 as compared to revenues for the three months ended March 31, 2001 which were $57,855 from consulting services.

The Company has not focused its attention on revenues until it can get its financing in place.

From Inception May 18, 1988 to March 31, 2002

Company revenues earned since inception were $657,064. Revenues from sale were $283,903 or 43% of the total revenues from inception. Consulting income was $330,593 which is 50% of the total revenues, over the same period. Membership fees, all earned from January 1, 2000, were $42,568, only 7% of the total revenues.


Operating  Expenses

Three Months Ended March 31, 2001 compared to the three Months Ended March 31, 2002

Total Operating Expenses other than Cost of Sales for the three months ended March 31, 2002 were $359,997 compared with $401,834 for the same period in 2001, a decrease of 10%.

Salaries and related costs decreased from $71,994 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. This is primarily attributable to the Company's closing the two Southern facilities and the Company's executives working almost exclusively to arrange financing

Consulting and professional fees increased by $113,272 (60%) from $188,980 for the three months ended March 31, 2001 to $302,502, for the three months ended March 31, 2002.

Research and development costs are primarily to develop the Company's Web site.

General and Administrative expenses decreased from $119,284 for the three months ended March 31, 2001 to $33,601 for the same period in 2002.

Liquidity and Future Plans

Three Months Ended March 31, 2002 compared to the three months Ended March 31, 2001

For the three months ended March 31, 2002, net cash used by operations was $44,553 principally due to the quarterly loss of $373,032. This was partially offset by depreciation and amortization of $23,692 and shares issued for services in the amount of $293,454 while current assets and liabilities provided $93,372. For the quarter ended March 31, 2001, net cash used by operations was $150,668 which was offset by depreciation and amortization of $11,567 and shares issued for services $45,622, while current assets and liabilities used cash of $165,392.

Cash used by investing activities for the three months ended March 31, 2001 were principally related to the investment in software $57,031. For the quarter ended March 31, 2002, cash used in investing activities was $31,605, primarily for investments in affiliates.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,517,391 will be supplemented in the short term by the sale of common stock and short term borrowing.

From Inception May 18, 1988 to March 31, 2002

The net cash outflow from operations was $2,632,962, over the period May 18, 1998 to March 31, 2002. Primarily, through issuance of common stock, the Company obtained the funds need to pay for the operating cash deficiency and the investment of $163,342 in property, equipment, and other assets.

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






Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through March 31, 2001, we had an accumulated deficit of approximately $7,204,854. We expect that our deficit will continue to increase. Revenues were insignificant are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

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







                                     PART II
                               OTHER INFORMATION


ITEM 1. Legal Proceedings

        The company is not a party to any material litigation and is not aware of any threatened material litigation except that is has been named as a defendant in a civil lawsuit, (a) Orienstar Finance Ltd. vs. HouseHold Direct, Inc., et al., Case No. 01CV0598 filed in the District Court, Jefferson County, State of Colorado. The lawsuit filed on May 21, 2001 alleges that HouseHold violated certain federal and Colorado securities laws including engaging in fraudulent conduct and misrepresentations to induce Orienstar to purchase $460,000 worth of HouseHold common stock. Orienstar is seeking return of its $460,000 and rescission of the Purchase Agreement. HouseHold has denied any wrongdoing and has engaged Colorado counsel to defend the Company.

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


June 26, 2002                     /s/ John Folger
------------------               ----------------------------------
Date                             President and
                                 Chief Executive Officer