Form 10QSB/A
period 2002-03-31
HOUSEHOLD DIRECT COM INC
filed 2002-07-03
CIK 1043884

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

The number of shares outstanding of each the issuer's class of common stock

             CLASS                          OUTSTANDING ON JUNE 28, 2002
           --------                         ----------------------------
         Common stock                             191,655,522

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

Notes to Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Conditions and Results of Operations

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K






                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Household Direct, Inc.
Southbury, CT

We have reviewed the accompanying balance sheet of Household Direct, Inc. as of March 31, 2002, and the related statements of operations, and cash flows for the three month ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Bloom & Co., LLP.
Hempstead, New York
June 26, 2002



                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 MARCH 31, 2002


                                     ASSETS
                                                                MARCH 31,
                                                                  2002

CURRENT ASSETS

     Cash and cash equivalents                               $     14,713
     Due from affiliates                                           23,000
                                                                ---------
        Total current assets                                       37,713

     Investment in affiliates                                       6,593
                                                                ---------
        Total non-current assets                                    6,593

     Property and equipment, net                                   25,550
     Deposits                                                       9,225
                                                                ---------
         TOTAL ASSETS                                         $    79,081
                                                                =========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                           2,253,998
     Accrued interest                                              23,559
     Current portion of note payable                               73,031
     Amounts payable to related parties                           371,587
                                                               ----------
         Total current liabilities                              2,722,175
                                                               ----------

SHAREHOLDERS' DEFICIT
     Common stock, 250,000,000 shares of
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




                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Cumulative
                                              During
                                           Development
                                               Stage         Three Months Ended
                                           May 18, 1998            March 31,
                                       to March 31, 2002      2002       2001
                                          -----------        -----      ------

 REVENUES:
     Consulting services                  $   330,593    $  22,000   $  32,075
     Service fees                              42,568        6,665      25,810
     Sales                                    283,903           --          --
                                          ------------    --------   ---------
                                              657,064       28,665      57,885
     Cost of Sales                        (   238,741)   (    --  )  (  24,419)
                                          ------------    --------   ---------
     Gross Profit                             418,323       28,665      33,466
                                          ------------    --------   ---------
OPERATING EXPENSES:

     Salaries and benefits                  1,364,675          --       71,994
     Research and development                 871,705          --        9,919
     Depreciation and amortization            141,624      24,144       11,657
     Consulting and professional fees       3,477,935     302,252      188,980
     General and administrative             3,266,374      33,601      119,284
                                          ------------   --------     --------
     TOTAL OPERATING EXPENSES               9,122,313     359,997      401,834
                                          ------------   --------    ---------
LOSS FROM OPERATIONS                       (8,703,990)   (331,332)    (368,368)
                                          ------------   --------    ---------

OTHER EXPENSE:
     Interest expense                          28,828          --        4,971
     Loss from subsidiary                     319,737          --           --
     Write-off Inventory and Equipment        197,969      41,700       69,854
                                          ------------   --------    ---------
     TOTAL OTHER EXPENSE                      546,534      41,700       74,825
                                          ------------   --------    ---------

NET LOSS BEFORE INCOME TAX
     AND EXTRAORDINARY ITEM                (9,250,524)   (373,032)    (443,193)
EXTRAORDINARY ITEM FORGIVENESS
  OF DEBT                                     594,079          --           --
                                          ------------   --------      --------
NET LOSS                                  $(8,656,445)  $(373,032) $  (443,193)
                                          ============   ========      ========

Basic and diluted net loss per weighted
     average share of common stock
     outstanding                          $  (0.12)        $(.04)   $     (.01)
                                          ============   ========      ========

Weighted average number of shares of
     basic and diluted common stock
     outstanding                           70,193,531  97,283,780   35,288,619
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


                           HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           Cumulative
                                                            During
                                                          Development
                                                            Stage
                                                          May 18, 1998
                                                       to March 31, 2002
                                                       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $(8,656,445)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation & Amortization                                 51,135
  Shares issued for services, consulting and
   purchases of Company's                                  3,567,344
  Write-off Inventory and Equipment                           38,682
  Write-off Intangibles                                       15,748
  Interest paid with stock                                    20,500
 (Increases) decreases in operating assets:
  Accounts receivable                                        (63,100)
  Contracts receivable                                        58,500
  Prepaid expenses and other current assets                    4,600
  Increases (decreases) in operating liabilities:
  Accounts payable and accrued salaries                    2,116,361
  Amounts payable to related parties                         213,713
                                                           ---------
                                                          (2,632,962)

Net cash used in operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in affiliates                                  (29,593)
  Cash acquired from acquisition of Thunderstick            (18,720)
  Additions to property and equipment                      (105,801)
  Deposits as security                                      ( 9,228)
                                                           ---------
                                                           (163,342)
Net cash used in investing activities


CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued for cash                                    2,699,041
  Cash received on stock subscriptions receivable             38,945
  Advances on notes payable                                   93,000
  Payments on notes payable                                (  19,969)
                                                           ---------
                                                           2,811,017
                                                           ---------
Net cash provided by financing activities


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           14,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   --
                                                           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  14,713
                                                           ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                      3,606
                                                             ======
Cash paid during the period for income taxes                     --
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



                             HOUSEHOLD DIRECT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION

HouseHold Direct, Inc. is a publicly traded holding company designed to acquire and integrate development stage and operational companies into a unique marketing, fulfillment and shopping platform. The mission of HouseHold Direct is to empower consumers by creating the largest private wholesale shopping network in the world. The Company is focused on becoming the dominant and only publicly traded company to represent the presently fragmented industry of independently operated private buying clubs by consolidation, and implementing a national operations and franchise program.

RDI Marketing, Inc.

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

HouseHold Direct, Inc.

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

The purchase price was $500,000. The Company advanced $50,000 on the acquisition but could not fulfill its obligation and the acquisition was terminated. There is no legal action pending on the cancellation.

Eqtima, LLC

On December 17, 2001 the Company announced an acquisition agreement had been signed by the Company to purchase 100% of Eqtima LLC. The initial consideration given by the Company was 941,830 shares valued at $6,592. Certain working capital was to be transferred by the Company to Eqtima that has not been done as of this date. Based on the non-transfer of working capital by the Company to Eqtima the funding has been placed on hold pending adequate financing by the Company.


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

NOTE 3.  RELATED PARTY TRANSACTIONS

 Directors,  Officers  and  Shareholders  of the  Company,  John  Folger and Ann
Jameson,   have  entered  into  various  transactions  with  the  Company  since inception.  The  balance  of the loan due them on March 31, 2002 was $371,587.

NOTE 4. SUBSEQUENT EVENT

During the period April 1, 2002 to June 26, 2002 we registered 47,000,000 shares as part of two S-8 registration statements. The shares were registered to pay for professional services related to financial and acquisition consulting. As part of the previously mentioned S-8 registration statements we issued 46,775,000 shares to consultants up to and including June 26, 2002.


                             HOUSEHOLD DIRECT, INC.

Item 2.   Management's Discussion and Analysis.

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

The Company's outlook for success is optimistic, especially given current market conditions. The reduced market environment, curtailing of investment banking activities and wholesale disappearance of venture capital to the general landscape indicate that many small companies will continue to seek an alliance or acquisition by an existing public company that can meet the needs of these growing enterprises.


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

Salaries and related costs decreased from $71,994 for the three months ended March 31, 2001 to $0 for the three months ended March 31, 2002. This is primarily attributable to the Company's closing the two Southern facilities and the Company's executives working almost exclusively to arrange financing

Consulting and professional fees increased by $113,272 (60%) from $188,980 for the three months ended March 31, 2001 to $302,252, for the three months ended March 31, 2002.

Research and development costs are primarily to develop the Company's Web site.

General and Administrative expenses decreased from $119,284 for the three months ended March 31, 2001 to $33,601 for the same period in 2002.

Liquidity and Future Plans

Three Months Ended March 31, 2002 compared to the three months Ended March 31, 2001

For the three months ended March 31, 2002, net cash provided by operations was $44,553 principally due to the quarterly loss of $373,032. This was partially offset by depreciation and amortization of $23,692 and shares issued for services in the amount of $293,454 while current assets and liabilities provided $93,372. For the quarter ended March 31, 2001, net cash used by operations was $150,668 which was offset by depreciation and amortization of $11,567 and shares issued for services $45,622, while current assets and liabilities used cash of $165,392.

Cash used by investing activities for the three months ended March 31, 2001 were principally related to the investment in software of $57,031. For the quarter ended March 31, 2002, cash used in investing activities was $31,605, primarily for investments in affiliates.

The  Company   anticipates  that  the  current  working  capital  deficiency  of
$2,684,462 will be supplemented in the short term by the sale of common stock and short term borrowing.

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



Inability to Continue as a Going Concern without a Significant Improvement in the Company's Financial Condition

Although we were formed in 1992, we are still in the development stage. From inception through March 31, 2001, we had an accumulated deficit of approximately $8,656,446. We expect that our deficit will continue to increase. Revenues were insignificant and are primarily from our membership service agreement with PCS. We do not currently have any significant source of membership revenue. At this time we have no basis to believe that we will ever generate operating revenues from the sale of, or services to, any membership base.

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


ITEM 3. Defaults upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of a Security Holders

     2001

     The amended charter dated July 13, 2001 authorizes the issuance of 100,000,000 shares of common stock at a par value of $0.001 per share.

     In lieu of a meeting and vote of stockholders, a majority of the corporation's stockholders gave written consent to said amendment.

     2002


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